Form 10QSB
period 2006-06-30
Affinity Media International Corp.,
filed 2006-08-14
CIK 1336654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to ________________

COMMISSION FILE NUMBER: 000-51983

AFFINITY MEDIA INTERNATIONAL CORP.
(Exact name of Small Business Issuer as Specified in Its Charter)
Delaware	20-3315459
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1850 Sawtelle Blvd., Suite 470
Los Angeles, Ca. 90025
(Address of principal executive offices)

(310) 479-1555
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of August 14, 2006, the Registrant had 4,162,500 shares of its Common Stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

Yes ☐	No ☒

AFFINITY MEDIA INTERNATIONAL, CORP.

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Affinity Media International Corp.
(A Development Stage Enterprise)
Condensed Balance Sheet
June 30, 2006
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$164,870
Cash and cash equivalents held in trust	18,078,886
Cash and cash equivalents held in trust - restricted	843,750
Interest receivable	34,152
Prepaid expenses	3,300

Total Current Assets	19,124,958

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses	$23,054
Other current liabilities (See Note 1)	843,750

Total Current Liabilities	866,804

Common stock subject to possible redemption, 862,148
shares at conversion value	4,959,226

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value; 1,000,000 shares	-
authorized; none issued or outstanding
Common stock - $.0001 par value; 15,000,000 shares
authorized; 4,162,500 shares issued and outstanding
(which includes 862,148 shares subject to possible
conversion), as adjusted	330
Additional paid-in capital	13,367,304
Deficit accumulated during the development stage	(68,706)
Total stockholders’ equity	13,298,928
Total Liabilities and Stockholders’ Equity	$19,124,958

The accompanying notes are an integral part of these condensed financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006	For the period August 12, 2005 (Inception) through June 30, 2006
OPERATING EXPENSES

Administrative cost allowance - related party	$7,500	$7,500	$7,500
Marketing, general and administrative expenses	50,568	89,889	117,244

Total operating expenses	58,068	97,389	124,744

OTHER INCOME (EXPENSES)

Interest income	56,038	56,038	56,038

Total other income (expenses)	56,038	56,038	56,038

NET LOSS	$(2,030)	$(41,351)	$(68,706)

Basic and diluted loss per common share	$(0.00)	$(0.04)

Weighted average common shares,
basic and diluted	1,385,788	1,069,649

The accompanying notes are an integral part of these condensed financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period August 12, 2005 (Inception) to June 30, 2006
(Unaudited)

	Common stock		Additional Paid-In	Deficit Accumulated during the Development	Total Stockholders' (Deficit)
	Shares	Amount	Capital	Stage	Equity
Common stock issued on
August 12, 2005 at $0.033 per share (1)	750,000	$75	$24,925	$-	$25,000

Net loss for the period August 12, 2005
(Inception) to December 31, 2005	-	-	-	(27,355)	(27,355)

Balance at December 31, 2005	750,000	75	24,925	(27,355)	(2,355)

Sale of 250,000 units, net of
underwriters’ discount, on
May 9, 2006 at $6.00 per share	250,000	25	1,364,975	-	1,365,000

Sale of 2,750,000 units, net of
underwriters’ discount and offering
expenses (includes 749,700 shares
subject to conversion) on
June 9, 2006 at $6.00 per share	2,750,000	275	14,659,485	-	14,659,760

Proceeds subject to possible
conversion of 749,700 shares
at $5.76 per share	(749,700)	(75)	(4,318,197)	-	(4,318,272)

Proceeds from issuance of option	-	-	100	-	100

Sale of 412,500 units, net of
underwriters’ discount and offering
expenses (includes 112,448 shares
subject to conversion) on
June 29, 2006 at $6.00 per share	412,500	41	2,276,959	-	2,277,000
(unaudited)

Proceeds subject to possible
conversion of 112,448 shares
at $5.70 per share	(112,448)	(11)	(640,943)	-	(640,954)

Net loss for the period January 1, 2006
to June 30, 2006	-	-	-	(41,351)	(41,351)

Balance at June 30, 2006	3,300,352	$330	$13,367,304	$(68,706)	$13,298,928

(1)	Share amounts have been restated to reflect a stock dividend, effected on February 13, 2006, of 0.2 shares of common stock for each outstanding share of common stock at December 31, 2005.

The accompanying notes are an integral part of these condensed financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2006	For the period August 12, 2005 (Inception) through June 30, 2006
Cash Flows From Operating Activities
Net loss	$(41,351)	$(68,706)
Adjustments to reconcile net loss to net
cash used in operating activities:
Prepaid expenses	(3,300)	(3,300)
Interest receivable	(34,152)	(34,152)
Accrued expenses	8,702	23,054
Net cash used in operating activities	(70,101)	(83,104)

Cash Flows From Investing Activities
Cash and cash equivalents held in trust fund	(18,078,886)	(18,078,886)
Cash and cash equivalents held in trust fund - restricted	(843,750)	(843,750)
Net cash used in investing activities	(18,922,636)	(18,922,636)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	25,000
Proceeds from notes payable-related party	-	235,000
Net proceeds of private offering	1,365,000	1,365,000
Gross proceeds of public offering	18,975,000	18,975,000
Payments of costs of public and private offering
and deferred offering costs	(1,053,134)	(1,134,490)
Repayment of advance from founding
stockholder	-	(60,000)
Repayment of notes payable - related party	(235,000)	(235,000)
Proceeds from issuance of stock option	100	100
Net cash provided by financing activities	19,051,966	19,170,610

Net Increase in Cash	59,229	164,870

Cash - Beginning of the Period	105,641	-

Cash - End of the Period	$164,870	$164,870

The accompanying notes are an integral part of these condensed financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2006	For the period August 12, 2005 (Inception) through June 30, 2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Deferred offering cost advanced from founding
stockholders	$-	$60,000

Accrual of other current liability for offering costs	$843,750	$843,750

The accompanying notes are an integral part of these condensed financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

Affinity Media International Corp. (a development stage enterprise) (“Affinity” or the “Company”) was incorporated in Delaware on August 12, 2005 as a blank check company whose objective is to acquire an operating business or businesses in the publishing industry located in the United States.

At June 30, 2006, the Company had not yet commenced any operations. All activity through June 30, 2006 relates to the Company’s formation, completion of the Public Offering described below and the identification of suitable business combinations, as defined below. The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Development Stage Enterprises, since planned principal operations have not yet commenced.

The registration statement of the Company’s initial public offering (“Public Offering”) was declared effective on June 5, 2006. The Company consummated the Public Offering on June 9, 2006 and received net proceeds of approximately $14,660,000, after reserving $720,000 for contingent underwriting compensation which is included in other current liabilities. Prior to the Public Offering, the Company consummated a private placement (“Private Placement”) and received net proceeds of $1,365,000. Both the Public Offering and the Private Placement are discussed in Note 3. On June 29, 2006, the Company consummated the funding of the Underwriters over-allotment  option from the Public Offering, receiving net proceeds of approximately $2,277,000, after reserving $123,750 for contingent underwriting compensation which is included in other current liabilities.

Substantially all of the net proceeds of the Public Offering and the Private Placement are intended to be generally applied toward consummating a business combination with an operating business or businesses in the publishing industry (“Business Combination”). Pursuant to the agreement with the Underwriter (see Note 4), the Company’s initial Business Combination must be with a business or businesses having a collective fair market value, as determined by the board of directors of the Company, equal to at least 80% of the Company’s net assets at the time of such acquisition. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $18,900,750 of the net proceeds from the initial Public Offering and Private Placement, will be held in a trust account (“Trust Account”) and invested in government securities until the earlier of the consummation of the Company’s first Business Combination or the Company’s dissolution and liquidation of the Trust Account to the Company’s Public Stockholders (as defined below) as part of any plan of dissolution and liquidation approved by a majority of the Company’s stockholders. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting expenses, as well as due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business or businesses, will submit such transaction for stockholder approval. All of the Company’s stockholders prior to the Public Offering and the Private Placement, including all of the officers and directors of the Company (“Founding Stockholders”), have agreed to vote their founding shares of Common Stock, par value $.0001 (“Common Stock”) consisting of 750,000 shares owned at June 30, 2006, in accordance with the vote of the majority in interest of the Public Stockholders (see below) of the Company with respect to any Business Combination. One of the Founding Stockholders and two non-affiliated accredited investors have agreed that the shares of Common Stock they acquired through the Private Placement prior to the Public Offering, consisting of 250,000 shares of Common Stock and any other shares acquired in the aftermarket, will be voted in favor of the Business Combination. The Company will proceed with a Business Combination only if a majority of the shares of Common Stock included in the units sold in the Public Offering and the Private Placement and cast at the meeting are voted in favor of the Business Combination, and Public Stockholders (see below) owning 27.26% or a lesser amount of the shares issued in the Public Offering exercise their conversion rights, as described below, and provided further, that the board of directors and officers of the Company may, in the exercise of their business judgment, stipulate any percentage lower than 27.26% as a condition to the closing of a Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations, continued

The holders of the Company’s shares of Common Stock issued in connection with the Public Offering or acquired in the aftermarket, excluding shares held by the Company’s officers and directors, their nominees or designees, shares held by the two non-affiliated accredited investors, all of which were acquired in the Private Placement and also excluding the shares acquired prior to the Public Offering and the Private Placement, represent the shares held by the public stockholders (“Public Stockholders”). Pursuant to the Company’s amended and restated Certificate of Incorporation, with respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price will be equal to the original purchase price of the Units issued in the Public Offering. Accordingly, Public Stockholders holding up to 27.26% of the number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination.

The Company’s amended and restated certificate of incorporation filed on May 23, 2006 provides for mandatory liquidation of the Trust Account to the Company’s Public Stockholders in connection with a dissolution approved by a majority of the Company’s stockholders in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. All of the Company’s Founding Stockholders and the stockholders who acquired shares of Common Stock in the Private Placement have agreed to vote such shares and any shares of Common Stock acquired in the Public Offering or in the aftermarket in favor of a plan of dissolution and liquidation. In the event of the liquidation of the Trust Account in connection with the Company’s dissolution approved by a majority of the Company’s stockholders, the per share value of the residual assets remaining available for distribution (including Trust Fund assets) is expected to be equal to the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Public Offering discussed in Note 4).

 NOTE 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. In the opinion of the Company’s management, such statements include all adjustments consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2006 and the results of operations and cash flows for the periods indicated. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s audited financial statements as of June 9, 2006, and for the period August 12, 2005 (Inception) through June 9, 2006, filed on form 8-K on June 9, 2006.

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any full year or any other interim period.

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies

Concentrations of Credit Risk - Cash

The Company maintains its cash with various financial institutions, which may exceed Federally insured limits throughout the period. At June 30, 2006 the company had cash balances in banks in excess of the maximum amount insured by the FDIC.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $34,058. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at June 30, 2006.

The effective tax rate differs from the statutory rate of 34% due to the affects of state income taxes and the increase in the valuation allowance.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In July 2006,  the Financial Accounting Standards Board (the “FASB”)  issued  FASB  Interpretation  No. 48,  "Accounting  for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109" ("FIN48"),  which  clarifies the accounting  for  uncertainty  in tax positions.  This interpretation  requires  that the Company recognize  in its financial  statements,  the impact of a tax  position,  if that  position  is more  likely than not of being sustained  on  audit,  based  on  the  technical  merits  of the  position.  The provisions  of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year,with the cumulative effect of the change in accounting  principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

 Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 - Public Offering and Private Placement

On June 9, 2006, the Company sold to the public 2,750,000 units (“Units”) at $6.00 per Unit, for a total of $16,500,000. On June 29, 2006, 412,500 Units were sold as pursuant to the underwriters' over-allotment option at $6.00 per unit for a total of $2,475,000. Each Unit consists of one share of the Company’s Common Stock and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00. Each Warrant shall become exercisable commencing upon the later of the completion of a Business Combination with a target business or one year from the effective date of the Public Offering and shall expire four years from the effective date of the Public Offering. The Warrants will be redeemable, in whole and not in part, at a price of $.01 per Warrant upon thirty (30) days prior written notice at any time after the Warrants become exercisable, only in the event that the average closing sales price of the Common Stock equals or exceeds $8.50 per share for any 20 trading days within a thirty (30) trading day period ending three business days prior to the date on which notice of redemption is given.

Prior to the Public Offering, one of the Founding Stockholders and two non-affiliated accredited investors purchased from the Company in the Private Placement, an aggregate of 250,000 Units at $6.00 per Unit, for a total of $1,500,000. These Units consist of the same Common Stock and Warrants as offered by the Company in the Public Offering. The shares and Warrants comprising the Private Placement units may not be sold, assigned or transferred until after the Company consummates a Business Combination. Thereafter, under certain conditions, the shares held by the Founding Stockholders, including the shares acquired through the Private Placement by one of the Founding Stockholders and two non-affiliated accredited investors, include certain piggyback and other registration rights that may be demanded by those stockholders.

If, at any time within five years of a Business Combination, the Company’s publicly-traded Common Stock reaches a volume weighted average trading price of $6.60 per share for each day during any five day period, the Company’s Chief Executive Officer, President and Chief Operating Officer, so long as they are either an officer, employee or consultant to the Company, will be granted warrants allowing them to purchase 200,000 shares, in the aggregate, of the Company’s Common Stock at an exercise price of $.10 per share.  If, at any time within five years of a Business Combination, the Company’s publicly-traded Common Stock reaches a volume weighted average trading price of $7.20 per share for each day during any five day period these same officers, so long as they are either an officer, employee or consultant to the Company, will be granted warrants allowing them to purchase an additional 227,000 shares, in the aggregate, of the Company’s Common Stock at an exercise price of $.10 per share.  All such warrants will be exercisable for a period of five years from the date on which they are granted.

The Company has also issued on June 9, 2006, to Maxim Group LLC and Legend Merchant Group, Inc., in the aggregate, for $100, an option to purchase up to a total of 192,500 Units at $6.60 per Unit (the “Unit Purchase Option”). The Units issuable upon the exercise of this option are identical to those offered in the Public Offering except that the exercise price of the Units underlying such purchase option is $6.60 per Unit. The Unit Purchase Option is exercisable on the later of the consummation of a Business Combination or one year after the effective date of the Public Offering. The Company has accounted for the fair value of the Unit Purchase Option, inclusive of the receipt of the $100 cash payment, as a cost of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this Unit Purchase Option was approximately $686,920 ($3.57 per Unit), as of June 9, 2006, using a Black-Scholes option-pricing model. The fair value of the Unit Purchase Option is estimated as of the date of grant using the following assumptions: (1) expected volatility of 69.44%, (2) risk-free interest rate of 4.95%, (3) a dividend rate of 0% and (4) expected life of 5 years.

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4-Public Offering and Private Placement, continued

Deferred offering costs consisted principally of underwriting fees, legal registration and Blue Sky fees incurred through June 9, 2006 that were related to the Public Offering and Private Placement. These costs were charged to additional paid-in capital upon the consummation of the Public Offering on June 9, 2006.

The Company had notes payable aggregating $235,000 from American Consulting Corp., an affiliate of one of the Founding Stockholders, and from another of the Founding Stockholders, both of whom are also officers of the Company. Such parties have agreed that such loans are non-interest bearing. The Company repaid these notes in full on June 9, 2006.

NOTE 5 - Common Stock

The Company was originally authorized to issue 50,000,000 shares of Common Stock. On March 30, 2006, the Company’s Board of Directors reduced to 15,000,000 the number of shares of Common Stock that the Company is authorized to issue. On August 12, 2005, the Company issued 750,000 shares (as restated for the stock dividend during February 2006) for $25,000 in cash, or $0.03 per share. On May 9 and June 9, 2006, the Company issued 250,000 and 2,750,000 shares of Common Stock in connection with a Private Placement and a Public Offering, respectively (See Note 4). On June 29, 2006 the Company issued an additional 412,500 shares of Common Stock as part of the units issued pursuant to the exercise of the underwriters’ over-allotments option.

NOTE 6 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE 7 - Commitments

The Company presently occupies office space provided by an affiliate of a Founding Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on June 9, 2006 the closing of the Public Offering. Upon completion of a Business Combination or the distribution of the trust account to the Public Stockholders, the Company will no longer be required to pay this monthly fee.

After the consummation of a Business Combination, the Company expects to pay two of the Company’s directors, Mr. Arthur and Mr. Jaffe, $100,000 each in director’s fees for services to be provided in their capacity as directors in the one year following such Business Combination, should they agree to remain on the Company’s board of directors and if the Company’s stockholders approve such payments. Additionally, as part of their compensation as directors, the Company is considering issuing both Mr. Arthur and Mr. Jaffe options to purchase shares of the Company’s Common Stock upon consummation of a Business Combination and implementation of a stock option plan, should they agree to remain on the Company’s board of directors. The Company has not yet entered into any formal agreements with regard to these matters. If the Company does enter into such formal agreements with Mr. Arthur and Mr. Jaffe, at the time that such agreements become operative, Messrs. Arthur and Jaffe may no longer qualify as independent directors on the Company’s board of directors, and if necessary, the Company would need to locate additional directors to serve as independent directors on its board of directors.

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 8 - Stock Dividend

Effective February 13, 2006, the Company’s Board of Directors authorized a stock dividend of .2 shares of Common Stock for each outstanding share of Common Stock as of December 31, 2005. All references in the accompanying financial statements to the number of shares of Common Stock have been retroactively restated to reflect the stock dividend.

Item 2 - Management’s Discussion and Analysis or Plan of Operation

Please read the following discussion together with the condensed financial statements and related notes appearing elsewhere in this Report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth at the end of this Item 2 of Part I under the heading "Cautionary Statement For Forward Looking Statements", as well as those discussed elsewhere in this Report.

We were formed as a blank check company on August 12, 2005 for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities in the publishing industry located in the United States.

Results of Operations

For the three and six months ended June 30, 2006, we had net losses of $2,030 and $41,351, respectively, attributable to organization and formation expenses. For the period from August 12, 2006 (inception) through June 30, 2006, we had a net loss of $68,706, attributable to, interest expense and expenses in connection with the initial public offering.

Liquidity and Capital Resources

On June 9, 2006, the Company sold to the public 2,750,000 units (“Units”) at $6.00 per Unit, for a total of $16,500,000 in a public offering in which Maxim Group LLC acted as managing underwriter. On June 29, 2006, an additional 412,500 Units were sold upon exercise of the underwriters over-allotment option. Each Unit consists of one share of the Company’s Common Stock and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00.

On June 9, 2006, in connection with our Public Offering we received net proceeds of approximately $14,660,000, after reserving $720,000 for contingent underwriting compensation which is included in other current liabilities. Prior to the Public Offering, we consummated a private placement (“Private Placement”) and received net proceeds of $1,365,000. On June 29, 2006, the Company consummated the funding of the over-allotment option from the Public Offering, receiving net proceeds of approximately $2,227,000, after reserving $123,750 for contingent underwriting compensation which is included in other liabilities.

Of the gross proceeds of the initial public offering, $18,900,750 of the offering were placed in a trust account at Lehman Brothers Inc. maintained by American Stock Transfer & Trust Company, New York, New York, as trustee. Of this amount, up to $843,750 will be paid to Maxim Group LLC as contingent fees in connection with this offering and the private placement, if and only if a business combination is consummated, leaving us with $18,057,000 with which to consummate a business combination. Other than interest income which may be released to us the proceeds held in trust will not be released from the trust account until the earlier of the completion of a business combination or our dissolution and liquidation to our public stockholders of our trust account as part of our stockholder-approved plan of dissolution and liquidation, net of any taxes paid. The proceeds held in the trust fund (exclusive of any funds held for the benefit of the underwriters or used to pay public stockholders who have exercised their conversion rights) may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination or, if there is insufficient funds not held in trust, to pay other expenses relating to such transaction such as reimbursement to insiders for out-of-pocket expenses, third party due diligence expenses or potential finders fees, in each case only upon the consummation of a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business or to effect other acquisitions, as determined by our board of directors at that time

Item 2 - Management’s Discussion and Analysis or Plan of Operation, Continued

Prior to the closing of a business combination, we have agreed to obtain key man life insurance in the amount of $2,000,000 in the aggregate on the lives of Messrs. Engel and Cohl for a three year period. Based on current estimates, the premium for such life insurance policies, of which we will be the sole beneficiary, is expected to be approximately $30,000 per year, and will be funded from the interest earned on the proceeds held in the trust account.

We have estimated that the costs to identify and research prospective target businesses and the costs related to the business combination, including legal and accounting expenses to structure the transaction, prepare the transaction documents and file the related proxy statement, will be approximately $600,000. Only $78,000 of the net proceeds have been allocated for such purposes and we intend to fund the balance ($522,000), as well as amounts that may exceed our current estimates, from the interest earned on the proceeds being held in the trust account, less interest earned on the trust account held back in the trust account to ensure a $6.00 per share liquidation price to public stockholders (if applicable). We expect that due diligence of prospective target businesses will be performed by some or all of our officers and directors, and may include engaging market research firms and/or third party consultants. Our officers and directors will not receive any compensation for their due diligence of prospective target businesses, but will be reimbursed for any out-of-pocket expenses (such as travel expenses) incurred in connection with such due diligence activities.

We intend to use a portion of the net proceeds and a portion of the interest earned on the funds in the trust account which is released to us allocated to working capital for director and officer liability insurance premiums. We intend to fund our working capital needs as well as amounts that may exceed our current estimates, from the interest earned on the proceeds being held in the trust account (less up to the first $74,250 in interest earned on the amount held in trust to cover any shortfalls if the over-allotment option is exercised in full), with the balance being held for reimbursement of any out-of-pocket expenses incurred by our existing stockholders in connection with activities on our behalf as described below. The interest earned on the trust account in excess of the amount necessary to have a $6.00 per share liquidation price to the public stockholders will be released to us to fund our working capital and costs associated with our stockholder-approved plan of dissolution and liquidation including reserves, if any, if we do not consummate a business combination. No interest will be payable to public stockholders converting in connection with a business combination.

Contractual Obligations and Commitments

Commencing on June 9, 2006 and ending upon the acquisition of a target business, we have agreed to pay a monthly fee of $7,500 to Silverback Books, an affiliate of Messrs. Engel, Cohl and Dombrowski (our chief executive officer, president and chief operating officer, respectively), for general and administrative services, including but not limited to receptionist, secretarial and general office services, provided that $4,500 of such amount shall be payable only from the interest earned on the trust account.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2006, there were no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 2 - Management’s Discussion and Analysis or Plan of Operation, Continued

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

•	our ability to secure the additional financing adequate to execute our business plan;

•	our ability to identify, negotiate and complete the acquisition of targeted operations, consistent with our business plan;

•	existing or new competitors consolidating operators ahead of the Company;

•	we may be unable to attract new personnel, which would adversely affect implementation of our overall business strategy.

•	the success of our investor relations program to create and sustain interest and liquidity in our stock, which is currently thinly traded on the OTCBB;

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 4. Controls and Procedures.

The Company's President, who is also the acting principal financial officer, and the Company’s Chief Executive Officer who is the principal executive officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-QSB. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed below. Based upon his evaluation, the acting principal financial officer has concluded that the Company's disclosure controls and procedures were not effective.

These controls were deemed not effective on account of a material weakness related to the lack of the necessary corporate accounting resources. On August 12, 2005, the Company began as a shell company, as defined in Rule 12b-2 of the Exchange Act. On June 9, 2006 the company completed its initial public offering, and currently, is seeking to acquire a suitable company as specified in its charter. Currently, the Company is being operated solely by the Company’s Chief Executive Officer and its President. The Company employs a financial consultant who works closely with the Company’s Chief Executive Officer and its President to gather the required information and to prepare the periodic financial statements and public filings. Reliance on these limited resources impairs our ability to provide for segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. Our Company's President has concluded that the disclosure controls and procedures are not effective, given the foregoing material weakness. If the Company successfully completes a business combination and becomes an operating company, and as resources permit, the company believes it will be able to hire a Chief Financial Officer who will in turn hire such additional personnel as will be necessary to assist in the segregation of duties with respect to financial reporting and Sarbanes-Oxley Section 404 compliance.

We believe that, at the time specified and for the reasons described above, we will be able to improve our financial reporting and disclosure controls and procedures and remedy the material weakness identified above.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 9, 2006, we consummated our initial public offering of 2,750,000 Units. On June 29, 2006, we consummated the closing of 412,500 Units subject to the underwriters' over-allotment option. Each Unit consisted of one share of common stock, $.0001 par value per share, and two warrants, each to purchase one share of the Company's common stock. The 3,162,500 Units sold in the IPO (including the 412,500 Units subject to the underwriters' over-allotment option) were sold at an offering price of $6.00 per Unit, generating total gross proceeds of $18,975,000. Of this amount, $18,900,750 was placed in trust.

Prior to the Closing of the IPO, we consummated a private placement of 250,000 Units to Peter Engel, the Company’s Chairman and Chief Executive Officer, and two non-affiliated accredited investors, generating gross proceeds of $1,500,000. The Private Placement Units were sold on the same terms as the Units in the IPO, except that the shares and warrants comprising the Private Placement Units may not be sold, assigned or transferred until the Company consummates a business combination, nor will investors in the Private Placement have any right to any liquidation distributions with respect to the shares included in the Private Placement Units in the event the Company fails to consummate a business combination. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-128707). The Securities and Exchange Commission declared the registration statement effective on June 5, 2006.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q, which is hereby incorporated by reference.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Executive Officer

Item 6. Exhibits

Exhibit No.	Description of Exhibit (Stuart, please review and complete for Exhibits required in this 10-QSB filing)

Exhibit No.	Description of Exhibit

31.1	Officer’s Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (1)

31.2	Officer’s Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (1)

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (1)

Footnotes:

(1)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2006	Affinity Media International Corp.

	By:	/s/ Howard Cohl
Howard Cohl
President