Form 10QSB
period 2006-09-30
Affinity Media International Corp.,
filed 2006-11-14
CIK 1336654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to ________________

COMMISSION FILE NUMBER: 000-51983

AFFINITY MEDIA INTERNATIONAL CORP.
(Exact name of Small Business Issuer as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3315459 (I.R.S. Employer Identification No.)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act,

Yes ☒	No ☐

As of November 14, 2006, the Registrant had 4,162,500 shares of its Common Stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

Yes ☐	No ☒

AFFINITY MEDIA INTERNATIONAL CORP.

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Affinity Media International Corp.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$69,665
Cash and cash equivalents held in trust	18,205,936
Cash and cash equivalents held in trust - restricted	843,750
Interest receivable	75,731
Prepaid expenses	8,734

Total Current Assets	19,203,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses	$24,320
Other current liabilities (See Note 4)	843,750

Total Current Liabilities	868,070

Common stock subject to possible redemption, 862,148 shares at conversion value	4,959,226

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Common stock - $.0001 par value; 15,000,000 shares authorized; 4,162,500 shares issued and outstanding, (which includes 862,148 shares subject to possible conversion), as adjusted	330
Additional paid-in capital	13,367,304
Earnings accumulated during the development stage	8,886
Total stockholders’ equity	13,376,520
Total Liabilities and Stockholders’ Equity	$19,203,816

The accompany notes are an integral part of these condensed financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006	For the period August 12, 2005 (Inception) through September 30, 2005	For the period August 12, 2005 (Inception) through September 30, 2006

OPERATING EXPENSES

Administrative cost allowance - related party	$22,500	$30,000	$-	$30,000
Marketing, general and administrative expenses	137,617	227,506	350	254,861

Total operating expenses	160,117	257,506	350	284,861

OTHER INCOME (EXPENSES)

Interest income	243,629	299,667	-	299,667

Total other income (expenses)	243,629	299,667	-	299,667

Net income before income taxes	83,512	42,161	-	14,806
Provision for income taxes	5,920	5,920	-	5,920

NET INCOME (LOSS)	$77,592	$36,241	$(350)	$8,886

Earnings per share:
Basic	$0.02	$0.02	$(0)
Diluted	$0.02	$0.02	$(0)

Weighted average shares outstanding:
Basic	3,300,352	1,812,047	750,000
Diluted	3,780,988	2,010,837	750,000

The accompany notes are an integral part of these condensed financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period August 12, 2005 (Inception) to September 30, 2006
(Unaudited)

				Earnings
				(deficit)
				accumulated
			Additional	during the	Total
	Common stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	(Deficit) Equity

Common stock issued on August 12, 2005 at $0.033 per share (1)	750,000	$75	$24,925	$-	$25,000

Net loss for the period August 12, 2005 (Inception) to December 31, 2005	-	-	-	(27,355)	(27,355)

Balance at December 31, 2005	750,000	75	24,925	(27,355)	(2,355)

Sale of 250,000 units, net of underwriters’ discount, on May 9, 2006 at $6.00 per share	250,000	25	1,364,975	-	1,365,000

Sale of 2,750,000 units, net of underwriters’ discount and offering expenses (includes 749,700 shares subject to conversion) on June 9, 2006 at $6.00 per share	2,750,000	275	14,659,485	-	14,659,760

Proceeds subject to possible conversion of 749,700 shares at $5.76 per share	(749,700)	(75)	(4,318,197)	-	(4,318,272)

Proceeds from issuance of option	-	-	100	-	100

Sale of 412,500 units, net of underwriters’ discount and offering expenses (includes 112,448 shares subject to conversion) on June 29, 2006 at $6.00 per share	412,500	41	2,276,959	-	2,277,000

Proceeds subject to possible conversion of 112,448 shares at $5.70 per share	(112,448)	(11)	(640,943)	-	(640,954)

Net income for the period January 1, 2006 to September 30, 2006	-	-	-	36,241	36,241

Balance at September 30, 2006	3,300,352	$330	$13,367,304	$8,886	$13,376,520

(1) Share amounts have been restated to reflect a stock dividend, effected on February 13, 2006, of 0.2 shares of common stock for each outstanding share of common stock at December 31, 2005.

The accompany notes are an integral part of these condensed financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2006	For the period August 12, 2005 Inception) through September 30, 2005	For the period August 12, 2005 (Inception) through September 30, 2006
Cash Flows From Operating Activities
Net loss	$36,241	$(350)	$8,886
Adjustments to reconcile net loss to net cash used in provided by operating activities:
Prepaid expenses	(8,734)	(12,500)	(8,734)
Interest receivable	(75,731)	-	(75,731)
Accrued expenses	9,968	350	24,320
Net cash used in operating activities	(38,256)	(12,500)	(51,259)

Cash Flows From Investing Activities
Cash and cash equivalents held in trust fund	(18,205,936)	-	(18,205,936)
Cash and cash equivalentsheld in trust fund - restricted	(843,750)	-	(843,750)
Net cash used in investing activities	(19,049,686)	-	(19,049,686)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	25,000	25,000
Proceeds from notes payable-related party	-	235,000	235,000
Net proceeds of private offering	1,365,000	-	1,365,000
Gross proceeds of public offering	18,975,000	-	18,975,000
Payments of costs of public and private offering and deferred offering costs	(1,053,134)	(11,658)	(1,134,490)
Repayment of advance from founding stockholder	-	-	(60,000)
Repayment of notes payable - related party	(235,000)	(55,000)	(235,000)
Proceeds from issuance of stock option	100	-	100
Net cash provided by financing activities	19,051,966	193,342	19,170,610

Net (Decrease) Increase in Cash	(35,976)	180,842	69,665

Cash - Beginning of the Period	105,641	-	-

Cash - End of the Period	$69,665	$180,842	$69,665

The accompany notes are an integral part of these condensed financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2006	For the period August 12, 2005 (Inception) through September 30, 2005	For the period August 12, 2005 (Inception) through September 30, 2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities:
Deferred offering cost advanced from founding stockholders	$-	$60,000	$60,000

Accrual of other current liability for offering costs	$843,750	$-	$843,750

The accompany notes are an integral part of these condensed financial statements.

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

At September 30, 2006, the Company had not yet commenced any operations. All activity through September 30, 2006 relates to the Company’s formation, completion of the Public Offering described below and the identification of suitable business combinations, as defined below. The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Development Stage Enterprises, since planned principal operations have not yet commenced.

The registration statement of the Company’s initial public offering (“Public Offering”) was declared effective on June 5, 2006. The Company consummated the Public Offering on June 9, 2006 and received net proceeds of approximately $14,660,000, after reserving $720,000 for contingent underwriting compensation which is included in other current liabilities. Prior to the Public Offering, the Company consummated a private placement (“Private Placement”) and received net proceeds of $1,365,000. Both the Public Offering and the Private Placement are discussed in Note 3. On June 29, 2006, the Company consummated the funding of the Underwriter’s over-allotment option from the Public Offering, receiving net proceeds of approximately $2,277,000, after reserving $123,750 for contingent underwriting compensation which is included in other current liabilities.

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

The Company, after signing a definitive agreement for the acquisition of a target business or businesses, will submit such transaction for stockholder approval. All of the Company’s stockholders prior to the Public Offering and the Private Placement, including all of the officers and directors of the Company (“Founding Stockholders”), have agreed to vote their founding shares of Common Stock, par value $.0001 (“Common Stock”) consisting of 750,000 shares owned at September 30, 2006, in accordance with the vote of the majority in interest of the Public Stockholders (see below) of the Company with respect to any Business Combination. One of the Founding Stockholders and two non-affiliated accredited investors have agreed that the shares of Common Stock they acquired through the Private Placement prior to the Public Offering, consisting of 250,000 shares of Common Stock and any other shares acquired in the aftermarket, will be voted in favor of the Business Combination. The Company will proceed with a Business Combination only if a majority of the shares of Common Stock included in the units sold in the Public Offering and the Private Placement and cast at the meeting are voted in favor of the Business Combination, and Public Stockholders (see below) owning 27.26% or a lesser amount of the shares issued in the Public Offering exercise their conversion rights, as described below, and provided further, that the board of directors and officers of the Company may, in the exercise of their business judgment, stipulate any percentage lower than 27.26% as a condition to the closing of a Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

The Company’s amended and restated certificate of incorporation filed on May 23, 2006 provides for mandatory liquidation of the Trust Account to the Company’s Public Stockholders in connection with a dissolution approved by a majority of the Company’s stockholders in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. All of the Company’s Founding Stockholders and the stockholders who acquired shares of Common Stock in the Private Placement have agreed to vote such shares and any shares of Common Stock acquired in the Public Offering or in the aftermarket in favor of a plan of dissolution and liquidation. In the event of the liquidation of the Trust Account in connection with the Company’s dissolution approved by a majority of the Company’s stockholders, the per share value of the residual assets remaining available for distribution (including Trust Fund assets) is expected to be equal to the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Public Offering discussed in Note 4).

Commencing July 26, 2006, the Company was informed by the Underwriter of the Public Offering that the holders of the Company’s Units can separately trade the common stock and warrants included in such units and that trading in the units will continue. The common stock, warrants and Units are quoted on the Over-The-Counter Bulletin Board under the symbols AFMI, AFMIW and AFMIU, respectively.

 NOTE 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. In the opinion of the Company’s management, such statements include all adjustments consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2006 and the results of operations and cash flows for the periods indicated. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s audited financial statements as of June 9, 2006, and for the period August 12, 2005 (Inception) through June 9, 2006, filed on form 8-K on June 9, 2006.

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any full year or any other interim period.

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies

Concentrations of Credit Risk - Cash

The Company maintains its cash with various financial institutions, which may exceed Federally insured limits throughout the period. At September 30, 2006 the Company had cash balances in excess of the maximum amount insured by the FDIC.

Income Taxes

The Company recorded a provision for income taxes at an effective rate of 14% of net income before income taxes. The provision for federal and state income taxes has been reflected as an accrual of $5,920 in accrued expenses.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The effective tax rate differs from the statutory rate of 34% due to the affects of state income taxes and the decrease in the valuation allowance.

Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) were computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), were computed by reflecting the potential dilution from the exercise of common stock warrants. SFAS No. 128 requires the presentation of both Basic EPS and diluted EPS on the face of the consolidated statements of income.

A reconciliation between the numerators and denominators of the Basic and diluted EPS computation for earnings is as follows:

Three months ended September 30, 2006

	Net Income (numerator)	Shares (denominator)	Per Share Amounts
Basic EPS:
Net income attributable to common stock	$77,592	3,300,352	$0.02
Effect of dilutive securities:
Warrants	$-	480,636	$-
Diluted EPS:
Net income attributable to common stock and assumed warrant exercises	$77,592	3,780,988	$0.02

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Earnings Per Share, continued

Nine months ended September 30, 2006

	Net Income (numerator)	Shares (denominator)	Per Share Amounts
Basic EPS:
Net income attributable to common stock	$36,241	1,812,047	$0.02
Effect of dilutive securities:
Warrants	$-	198,790	$-
Diluted EPS:
Net income attributable to common stock and assumed warrant exercises	$36,241	2,010,837	$0.02

An option to purchase a total of 192,500 Units was excluded in the computation of diluted EPS for the three and nine months ended September 30, 2006 because the option price was in excess of the average market price for the Units for these periods.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS Interpretation No. 48 ( “FIN 48"), Accounting for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises financial statements in accordance with FASB Statement No. 109. Accounting for Income Taxes this interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and as not yet determined if the adoption of FIN 48 will have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157; “Fair Value Measurements” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company’s adoption of SFAS No. 157 is not expected to have a material effect on its financial statements.

 Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 - Public Offering and Private Placement

On June 9, 2006, the Company sold to the public 2,750,000 units (“Units”) at $6.00 per Unit, for a total of $16,500,000. On June 29, 2006, 412,500 Units were sold pursuant to the underwriters’ over-allotment option at $6.00 per unit for a total of $2,475,000. Each Unit consists of one share of the Company’s Common Stock and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00. Each Warrant shall become exercisable commencing upon the later of the completion of a Business Combination with a target business or one year from the effective date of the Public Offering and shall expire four years from the effective date of the Public Offering. The Warrants will be redeemable, in whole and not in part, at a price of $.01 per Warrant upon thirty (30) days prior written notice at any time after the Warrants become exercisable, only in the event that the average closing sales price of the Common Stock equals or exceeds $8.50 per share for any 20 trading days within a thirty (30) trading day period ending three business days prior to the date on which notice of redemption is given.

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

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 - Public Offering and Private Placement, continued

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

NOTE 5 - Common Stock

The Company was originally authorized to issue 50,000,000 shares of Common Stock. On March 30, 2006, the Company’s Board of Directors reduced to 15,000,000 the number of shares of Common Stock that the Company is authorized to issue. On August 12, 2005, the Company issued 750,000 shares (as restated for the stock dividend during February 2006) for $25,000 in cash, or $0.03 per share. On May 9 and June 9, 2006, the Company issued 250,000 and 2,750,000 shares of Common Stock in connection with a Private Placement and a Public Offering, respectively (See Note 4). On June 29, 2006 the Company issued an additional 412,500 shares of Common Stock as part of the units issued pursuant to the exercise of the Underwriters’ over-allotment option.

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

Results of Operations

For the three and nine months ended September 30, 2006, we had a net income of approximately $77,600 and $36,200, respectively, attributable primarily to interest income of $244,000 and $300,000, offset by organization, formation and marketing, general and administrative expenses of $160,000 and $258,000, respectively. Income tax expense was approximately $6,000 for both the three and nine months ended September 30, 2006. For the period from August 12, 2005 (Inception) to September 30, 2005, the net loss consisted of $350 of organization and formation expenses.

Liquidity and Capital Resources

On June 9, 2006, we sold to the public 2,750,000 units (“Units”) at $6.00 per Unit, for a total of $16,500,000 in a public offering in which Maxim Group LLC acted as managing underwriter. On June 29, 2006, an additional 412,500 Units were sold upon exercise of the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s Common Stock and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00.

On June 9, 2006, in connection with our Public Offering we received net proceeds of approximately $14,660,000, after reserving $720,000 for contingent underwriting compensation which is included in other current liabilities. Prior to the Public Offering, we consummated a private placement (“Private Placement”) and received net proceeds of $1,365,000. On June 29, 2006, the Company consummated the funding of the underwriters’ over-allotment option from the Public Offering, receiving net proceeds of approximately $2,227,000, after reserving $123,750 for contingent underwriting compensation, which is included in other liabilities.

Of the gross proceeds of the initial public offering, $18,900,750 of the offering were placed in a trust account at Lehman Brothers Inc. maintained by American Stock Transfer & Trust Company, New York, New York, as trustee. Of this amount, up to $843,750 will be paid to Maxim Group LLC as contingent fees in connection with this offering and the private placement, if and only if a business combination is consummated, leaving us with $18,057,000 with which to consummate a business combination. Other than interest income which may be released to us the proceeds held in trust will not be released from the trust account until the earlier of the completion of a business combination or our dissolution and liquidation to our public stockholders of our trust account as part of our stockholder-approved plan of dissolution and liquidation, net of any taxes paid. The proceeds held in the trust fund (exclusive of any funds held for the benefit of the underwriters or used to pay public stockholders who have exercised their conversion rights) may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination or, if there is insufficient funds not held in trust, to pay other expenses relating to such transaction such as reimbursement to insiders for out-of-pocket expenses, third party due diligence expenses or potential finders fees, in each case only upon the consummation of a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business or to effect other acquisitions, as determined by our board of directors at that time.

Liquidity and Capital Resources (continued)

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

We intend to use a portion of the net proceeds and a portion of the interest earned on the funds in the trust account which is released to us and allocated to working capital for director and officer liability insurance premiums. We intend to fund our working capital needs as well as amounts that may exceed our current estimates, from the interest earned on the proceeds being held in the trust account with the balance being held for reimbursement of any out-of-pocket expenses incurred by our existing stockholders in connection with activities on our behalf as described below. The interest earned on the trust account in excess of the amount necessary to have a $6.00 per share liquidation price to the public stockholders will be released to us to fund our working capital and costs associated with our stockholder-approved plan of dissolution and liquidation including reserves, if any, if we do not consummate a business combination. No interest will be payable to public stockholders converting in connection with a business combination.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, there were no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 3. Controls and Procedures

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

Item 3. Controls and Procedures, continued

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

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   - OTHER INFORMATION

Item 1.     Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

Exhibits:

Exhibit No.	Description of Exhibit

31.1	Officer’s Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (1)

31.2	Officer’s Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (1)

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (1)
________________________
Footnotes:

(1)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006	Affinity Media International Corp.

	By:	/s/ Howard Cohl
Howard Cohl President