Form 10KSB
period 2006-12-31
Affinity Media International Corp.,
filed 2007-04-12
CIK 1336654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-51983

AFFINITY MEDIA INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-3315459
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1850 Sawtelle Blvd., Suite 470
Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

(310) 479-1555

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

The issuer's revenues for the year ended December 31, 2006: none

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2007($ 5.69 per share) was $13,049,968.

The number of shares outstanding of each of the issuer's classes of common equity: As of March 30, 2007: 4,162,500 shares of common stock, par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

NONE

AFFINITY MEDIA INTERNATIONAL CORP
FORM 10-KSB

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

•	being a development stage company with no operating history;

•	dependence on key personnel, some of whom may join us following an initial transaction;

•	personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

•	potentially being unable to obtain additional financing to complete an initial transaction;

•	limited pool of prospective target businesses;

•	securities’ ownership being concentrated;

•	potential change in control if we acquire one or more target businesses for stock;

•	risk associated with operating in publishing industry;

•	financial performance following an initial transaction; or

•	those other risks and uncertainties detailed in the Registrant’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-KSB. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-KSB, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission. The forward-looking events we discuss in this Annual Report on Form 10-KSB speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-KSB, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Affinity Media International Corp.

PART I

Item 1. Description of Business

Introduction

Affinity Media International Corp. (a development stage enterprise) was incorporated in Delaware on August 12, 2005 as a blank check company whose objective is to acquire an operating business or businesses in the publishing industry located in the United States.

At December 31, 2006, we had not yet commenced any operations. All activity through December 31, 2006 relates to our formation, completion of our public offering and the identification of suitable business combinations. As of the date of this filing, we have not acquired any business operations. We have selected December 31 as the Company’s end of year.

We maintain executive offices at 1850 Sawtelle Blvd., Suite 470, Los Angeles, CA 90025 and our telephone number is (310) 479-1555. We will provide electronic or paper copies of such materials free of charge upon request.

Recent Developments

We consummated our initial public offering (“Public Offering”) on June 9, 2006 and sold to the public 2,750,000 units (“Units”) at $6.00 per Unit and received net proceeds of approximately $14,660,000, after reserving $720,000 for contingent underwriting compensation which is included in other current liabilities in the accompanying financial statements.

On June 29, 2006, we consummated the funding of the Underwriter’s over-allotment option from the Public Offering, and sold an additional 412,500 Units receiving net proceeds of approximately $2,277,000, after reserving $123,750 for contingent underwriting compensation which is included in other current liabilities in the accompanying financial statements.

Each Unit consists of one share of the Company’s Common Stock and two redeemable common stock purchase warrants (“Warrants”). Each Warrant will entitle the holder to purchase from us one share of Common Stock at an exercise price of $5.00. Prior to the Public Offering, we consummated a private placement (“Private Placement”) and received net proceeds of $1,365,000. The registration statement of our Public Offering was declared effective on June 5, 2006.

On June 6, 2006, our units commenced trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “AFMIU”. Holders of Affinity units were able to separately trade the common stock and warrants included in such units commencing July 26, 2006 and the trading in the units continued under the symbol “AFMIU”. The common stock and warrants are quoted on the OTCBB under the symbols “AFMI” and “AFMIW”, respectively.

We are not currently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash derived from the proceeds of the Public Offering, including the funds held in the trust fund, capital stock, debt or a combination of these in effecting a business combination.  Since the completion of our initial public offering, we have contacted and continue to contact those industry professionals who we believe can be of strategic assistance in sourcing potential deals for us, including investment bankers, business consultants, accountants and lawyers.  We have also sought out owners and institutional owners of publishing industry businesses and investment bankers or business brokerage companies that are active in the publishing industry.

Overview

According to the Association of American Publishers, net sales for the entire United States publishing industry are estimated to have increased by 4.6% from 2002 to 2003 and a further 1.3% from 2003 to 2004 to a total of $23.7 billion. These variations in annual growth are typical of the year-to-year fluctuations in the publishing industry. Within these figures, various segments of the industry grew at widely different rates. Therefore, as we evaluate possible acquisitions, we will take into account the growth history and forecast of the areas in which the companies to be acquired operate.

Further, according to a report published in 2005 by Book Industry Study Group titled “Under the Radar: A Breakthrough, In-Depth Study of the Book Industry’s Underreported Segments and Channels,” approximately 63,000 small and mid-sized publishers, each with annual revenues of less than $50 million generated aggregate sales of $14.2 billion, and of those, roughly 3,600 publishers generated aggregate sales of $11.5 billion. The report indicates that small and midsize publishers have been multiplying, and sometimes prospering, while the largest publishing companies have been consolidating. Based on these figures, our management believes that, especially among small and midsize publishers, there will be a number of acquisition targets available.

Through our management team, directors and special advisor, we believe we have extensive contacts and sources from which to generate acquisition opportunities in the publishing industry. These contacts and sources include the owners of publishing companies themselves, private equity and venture capital funds, public and private companies, investment bankers, attorneys and accountants. To date, no such sources have been approached or have presented or identified potential targets to the special advisor or any of our officers or directors. We expect that, from time to time, one of these contacts or sources will advise either our management team, directors or special advisor of the existence of one or more potential acquisition candidates or that potential acquisition candidates will become known to our management team, directors or special advisor through their other business activities. Our management will evaluate these leads and determine whether to pursue discussions with any of these candidates.

Effecting a Business Combination

General

We are not presently engaged in any substantive commercial business. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement, our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

We have not entered into any definitive agreement with a target business

To date, although we continue to search for a potential candidate for a business combination, we have not entered into any definitive agreements with any target business for a business combination.

Subject to the limitations that a target business or businesses have a collective fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective business combination candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. We do not intend to specifically target financially unstable, early stage or unestablished companies; however, to the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers, publishing executives and consultants and other members of the financial community, who may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, such as publicly available information relating to our initial public offering, public relations and marketing efforts, articles that may be published in industry trades discussing our intent on making acquisitions, and/or direct contact by management. Our founding stockholders, officers and directors as well as their affiliates may also bring to our attention target business candidates. While our officers and directors make no commitment as to the amount of time they will spend trying to identify or investigate potential target businesses, they believe that the various relationships they have developed over their careers together with their direct inquiry of their contacts will generate a number of potential target businesses that will warrant further investigation. We may engage the services of professional firms that specialize in business acquisitions, in which event we may pay a finder’s fee or other compensation. The terms of any such arrangements will be negotiated with such persons on an arm’s length basis and be disclosed to our stockholders in the proxy materials we provide in connection with any proposed business combination. In no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation, other than the $7,500 payable monthly in the aggregate to Silverback Books ($4,500 of such amount payable from the interest earned on the trust account), an affiliate of Messrs. Engel, Cohl and Dombrowski (our chief executive officer, president and chief operating officer, respectively), for office space and certain general and administrative services rendered to us prior to or in connection with the consummation of a business combination. We will not enter into any business combinations with any affiliates of our initial stockholders, officers or directors. In addition, none of our officers, directors or founding stockholders will receive any finder’s fee, consulting fees or any similar fees or other compensation from any other person or entity in connection with any business combination other than any compensation or fees to be received for any services provided following such business combination. Although we are not under any contractual obligation to engage any of the underwriters to provide any services for us after our initial public offering, any of the underwriters may, among other things, introduce us to potential target businesses or assist us in raising additional capital, as needs may arise in the future. If any of the underwriters provide services to us, we may pay such underwriter fair and reasonable fees that would be determined at that time in arm’s length negotiations.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	growth potential;

•	financial condition and results of operation;

•	experience and skill of management;

•	capital requirements;

•	the value and extent of intellectual content;

•	competitive position;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of protection of the products, processes or services;

•	adaptability of products or services to new forms of communication;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. While we may pay fees or compensation to third parties for their efforts in introducing us to a potential target business, in no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination, other than the $7,500 payable monthly in the aggregate to Silverback Books ($4,500 of such amount payable from the interest earned on the trust account), an affiliate of Messrs. Engel, Cohl and Dombrowski (our chief executive officer, president and chief operating officer, respectively), for office space and certain general and administrative services. In addition, none of our officers, directors, special advisors or founding stockholders will receive any finder’s fee, consulting fees or any similar fees from any other person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of our net assets at the time of acquisition. We have not had any preliminary discussions, or made any agreements or arrangements, with respect to financing arrangements with any third party. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of a proposed business combination if our board of directors independently determines that the target business has sufficient fair market value.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business or target businesses which satisfy the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination, although this may entail the simultaneous acquisition of several compatible operating businesses or assets. We may not be able to engage in a business combination with more than one target business because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and other legal issues and closings with multiple target businesses. In addition, we would also be exposed to the risks that conditions to closings with respect to the transaction with one or more of the target businesses would not be satisfied, bringing the fair market value of the initial business combination below the required fair market value of 80% of net assets threshold. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a limited number of entities, our lack of diversification may:

•  subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination;

•  leave us solely dependent upon the performance of a single business; and

•  result in our dependency upon the development or market acceptance of a single or limited number of products or services.

Additionally, since our business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or closely related businesses is contingent upon the simultaneous closings of the other acquisitions.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While certain of our current officers and directors may remain associated in senior management or advisory positions with us following a business combination, they may not devote their full time and efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with such business combination, which would be negotiated at the same time as the business combination negotiations are being conducted and which may be a term of the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the business.

In connection with the vote required for any business combination, all of our founding stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering and the private placement in accordance with the majority of the shares of common stock voted by the public stockholders. Our founding stockholders who purchased shares of common stock in connection with the private placement or with or after our initial public offering have agreed to vote such shares in favor of any proposed business combination. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders and private placement stockholders and cast at the meeting are voted in favor of the business combination, and public stockholders owning 27.26% or less of the shares sold in our initial public offering exercise their conversion rights; provided, however, that as part of the negotiations toward a business combination, our board of directors may, in the exercise of their business judgment, agree to a percentage less than 27.26% (but not more than 27.26%). This would be done in order to preserve cash in the trust fund in order to facilitate a particular business combination, and may result in us having a conversion rate lower than 27.26% as part of the agreement to consummate such a business combination. Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust fund. Such stockholder must have also exercised its conversion rights described below.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder (other than our founding stockholders and their designees who purchased shares in the private placement before our initial public offering) the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to $6.00. No interest will be payable to public stockholders converting in connection with a business combination. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust fund still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning more than 27.26% of the shares sold in our initial public offering, exercise their conversion rights provided, however, that as part of the negotiations toward a business combination, our board of directors may, in the exercise of their business judgment, agree to a percentage less than 27.26% (but not more than 27.26%). Even if 27.26% or less of the stockholders, as described above, exercise their conversion rights, we may be unable to consummate a business combination if such conversion leaves us with funds insufficient to meet the 80% net asset threshold required for a business combination, and we may be forced to either find additional financing to consummate such a business combination, consummate a different business combination or dissolve, liquidate and wind up.

Investors who choose to remain as stockholders and do not exercise their conversion rights will have assumed the entire cost of our initial public offering, including the underwriters’ discount. The additional cost per share allocable to such remaining stockholders would be $0 if none of the shares sold in our initial public offering are converted, and approximately $.16 per share if the maximum number of shares which may be converted are converted. In recognition of the reduction in proceeds available to fund either the business combination or our future operations which will result from the conversion of shares, and in order to partially offset the resulting dilution to non-converting stockholders, management has agreed to surrender up to an aggregate of 22,156 of their shares to us if the stockholders exercise their conversion rights for the maximum amount of shares, or 27.26% of the number of shares sold in our initial public offering. In the event the actual number of shares that are converted is less than 27.26%, the number of shares to be surrendered by management will be proportionally reduced by the actual number of shares converted.

Dissolution and liquidation if no business combination

Pursuant to, among other documents, our amended and restated certificate of incorporation and the terms of the trust agreement between us and American Stock Transfer and Trust Company, if we do not complete a business combination within 18 months of our initial public offering, or within 24 months if the extension criteria described below have been satisfied, we will dissolve and promptly return and liquidate all funds from our trust account only to our public stockholders (not including Mr. Engel, our chief executive officer, and two non-affiliated accredited investors with respect to the 250,000 shares included in the units they purchased in the private placement), as part of our plan of dissolution and liquidation and in accordance with the applicable provisions of the Delaware General Corporation Law in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust fund, inclusive of any interest not previously released to us less the amount of taxes paid, if any, on interest earned. In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. Immediately upon the approval by our stockholders of our plan of dissolution and liquidation, we will liquidate our trust account to our public stockholders.

Concurrently, we shall pay, or reserve for payment, from interest released to us from the trust account if available, our liabilities and obligations. Our founding stockholders have waived their rights to participate in any liquidation of our trust account or other assets with respect to shares of common stock owned by them prior to our initial public offering (including any shares they or their designees have acquired in the private placement) and to vote their shares of common stock in favor of any plan of dissolution and liquidation which we will submit to a vote of stockholders (including any shares they or their designees have acquired in the private placement). In addition, Maxim Group LLC has agreed to waive their rights to the $843,750 of contingent underwriting compensation and placement fees deposited in the trust account for their benefit. There will be no liquidation amounts in connection with a dissolution with respect to our warrants, which will expire worthless. We estimate that our total costs and expenses for implementing and completing our stockholder-approved plan of dissolution and liquidation will be between $50,000 and $75,000. This amount includes all costs and expenses relating to filing our dissolution in the State of Delaware, the winding up of our company and the costs of a proxy statement and meeting relating to the approval by our stockholders of our plan of dissolution and liquidation. We believe that there should be sufficient funds available, outside of the trust account as well as from the interest earned on the trust account and released to us as working capital, to fund the $50,000 to $75,000 in costs and expenses.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of the initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to consummate a transaction within 24 months following the consummation of the initial public offering our purpose and powers will be limited to dissolving, liquidating and winding up. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and distribution. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. In addition, our Chairman and certain of our officers have agreed to indemnify us for all claims of creditors to the extent that we fail to obtain valid and enforceable waivers from such entities in order to protect the amounts held in trust.

If we are unable to consummate a business combination and expend all of the net proceeds of our initial public offering and the private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price to holders of 3,162,500 shares entitled to participate in the liquidation of our trust account would be equal to the $6.00 per unit offering price. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. All our executive officers have agreed pursuant to agreements with us and Maxim Group LLC, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of our initial public offering and the private placement not held in the trust account at that time. Based on information we have obtained from such individuals, we currently believe that such persons are capable of funding a shortfall in our trust account even though we have not asked them to reserve for such an eventuality. We cannot assure you, however, that they would be able to satisfy those obligations. We believe the likelihood of our executive officers having to indemnify the trust account is minimal. However, we cannot assure you that the actual per-share liquidation price will not be less than $6.00, plus interest (net of taxes payable), due to claims of creditors.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our public stockholders may extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is minimal.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

We expect that all costs associated with the implementation and completion of our plan of dissolution and liquidation (currently estimated to be between $50,000 and $75,000) as well as funds for payments to creditors, if any, will be funded by the interest earned on the trust account released to us, although we cannot give you assurances that there will be sufficient funds for such purposes.

We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 18 and 24 month deadlines would proceed in approximately the following manner:

•
our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	upon such deadline, we would file our preliminary proxy statement with the Securities and Exchange Commission;

•
if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline, we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and liquidation; and

•
if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation. In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to the date which is 24 months from the date of our initial public offering, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the Securities and Exchange Commission seeking stockholder approval for such plan. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including  liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released.  Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of the expiration of 24 months (assuming that the period in which we need to consummate a business combination has been extended, as provided in our amended and restated certificate of incorporation) from the date of the initial public offering, the proxy statement related to such a business combination will also seek stockholder approval for our board’s recommended plan of distribution and dissolution, in the event our stockholders do not approve such a business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to the date which is 24 months from the date of the initial public offering, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the Securities and Exchange Commission seeking stockholder approval for such plan. Immediately upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders.

Competition for Target Businesses

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering and the private placement, our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•
our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination;

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•
the requirement to acquire assets or an operating business that has a fair market value equal to at least 80% of our net assets at the time of the acquisition could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Additionally, we face competition from other blank-check companies which have formed recently, a number of which may consummate a business combination in any industry they choose. We may therefore be subject to competition from these companies, which are seeking to consummate a business plan similar to ours and which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours.

Any of these factors may place us at a competitive disadvantage in negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

If we effect a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers, each of whom is also a member of our Board of Directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect such individuals to devote an average of approximately ten hours per week to our business. We have one full time employee.

Financial Information

We will not acquire an operating business in the publishing industry if audited financial statements based on United States generally accepted accounting principles cannot be obtained for such target business. Additionally, our management will provide stockholders with audited financial statements, prepared in accordance with United States generally accepted accounting principles, of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing each specific target business or assets we seek to acquire. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. The financial statements of a potential target business will be required to be audited in accordance with United States generally accepted accounting standards.

To the extent that this requirement cannot be met, we will not be able to effect a business combination with the proposed target business. Our management believes that although the requirement of having available financial information for the target business or assets may limit the pool of potential target businesses or assets available for acquisition, the narrowing of the pool is not expected to be material.

Available Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained elsewhere in this Annual Report before making a decision to invest in our securities.

RISKS ASSOCIATED WITH OUR BUSINESS

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective. Moreover, our financial statements contain a statement which indicates that there is substantial doubt as to our ability to continue as a going concern.

We are a development stage company with no operating results to date. Since we do not have any operations or an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the media, entertainment or telecommunications industries. To date, although we continue to search for a potential candidate for a business combination, we have not entered into any definitive agreements with any target business for a business combination. We will not generate any revenues or income, other than interest on the trust account funds, until, at the earliest, after the consummation of a business combination. The report of our independent registered public accountants on our financial statements includes an explanatory paragraph stating that the mandatory liquidation provision in our certificate of incorporation raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are forced to dissolve and liquidate before a business combination our warrants will expire worthless.

If we are unable to complete a business combination and are forced to dissolve, liquidate and wind up, there will be no amount payable upon such liquidation with respect to our outstanding warrants and, accordingly, the warrants will expire worthless. For a more complete discussion of the effects on our stockholders if we are unable to complete a business combination, see the section above entitled “Effecting a business combination — Dissolution and liquidation if no business combination.”

You will not be entitled to protections normally afforded to investors of blank check companies including the ability to receive all interest earned on the amount held in trust.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, our stockholders will not be afforded the benefits or protections of those rules, such as entitlement to all the interest earned on the funds deposited into the trust fund. Because we are not subject to Rule 419, most of the interest earned on the funds deposited in the trust fund will be released to us to fund our working capital and will not be available at all to those public stockholders converting in connection with a business combination and our units will be immediately tradable.

Because of our limited resources and the significant competition for business combination opportunities, including numerous companies with a business plan similar to ours, it may be more difficult for us to complete a business combination.

Based on publicly available information, approximately 80 similarly structured blank check companies have completed initial public offerings since August 2003, and numerous others have filed registration statements. Of these companies, only 19 companies have consummated a business combination, while 20 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combinations and another four will be liquidating. Accordingly, there are approximately 37 blank check companies with more than $3.1 billion in trust that have filed registration statements and are or will be seeking to enter into a business combination. While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may consummate a business combination in any industry and/or geographic location they choose. As a result, we may be subject to competition from these and other companies seeking to consummate a business combination within any of our target sectors, which, in turn, will result in an increased demand for privately-held companies in these industries. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. Further, the fact that only 39 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination may indicate that there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of media, entertainment or telecommunications assets and entities. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous target acquisitions that we could potentially acquire with the net proceeds of this offering, our ability to compete with respect to the acquisition of certain target acquisitions that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target acquisitions. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target acquisitions. Also, our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We cannot assure you we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders from the trust account as part of our stockholder-approved plan of dissolution and liquidation will be less than $6.00 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason.

Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the $6.00 per share held in the trust account, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account and net of any amounts released to us as working capital or to fund costs associated with our plan of dissolution and liquidation if we do not consummate a business combination), due to claims of such creditors. If we are unable to complete a business combination and are forced to dissolve and liquidate, certain of our executive officers will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of various vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us, to the extent necessary to ensure that such claims do not reduce the amount in the trust account in order to preserve a $6.00 per-share liquidation price. Based on information we have obtained from such individuals, we currently believe that such persons are capable of funding a shortfall in our trust account, even though we have not asked them to reserve for such an eventuality. However, we cannot assure you that our executive officers will be able to satisfy those obligations. We believe the likelihood of our executive officers having to indemnify the trust account is minimal.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

We will dissolve and liquidate if we do not complete a business combination within 18 months after the consummation of our initial public offering (or within 24 months after the consummation of our initial public offering if certain extension criteria are satisfied). Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we do not intend to comply with those procedures. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is minimal. However, because we will not be complying with Section 280, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

We will dissolve and liquidate if we do not consummate a business combination

Pursuant to, among other documents, our amended and restated certificate of incorporation, if we do not complete a business combination within 18 months after the consummation of our initial public offering, or within 24 months after the consummation of our initial public offering if the extension criteria described below have been satisfied our purpose and powers will be limited to dissolving, liquidating and winding up. We view this obligation to dissolve and liquidate as an obligation to our public stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account (net of taxes payable and that portion of the interest earned previously released to us). Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and have agreed to vote in favor of any plan of dissolution and liquidation which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of our dissolution and liquidation of the trust account from our remaining assets outside of the trust fund, and we estimate such costs to be between $50,000 and $75,000. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our stockholder-approved plan of dissolution and liquidation. Concurrently, we shall pay, or reserve for payment, from interest released to us from the trust account if available, our liabilities and obligations, although we cannot give you assurances that there will be sufficient funds for such purpose. The amounts held in the trust account may be subject to claims by third parties, such as vendors, prospective target business or other entities, if we do not obtain waivers in advance from such third parties prior to such parties providing us with services or entering into arrangements with them.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of the initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to consummate a transaction within 24 months following the consummation of the initial public offering our purpose and powers will be limited to dissolving, liquidating and winding up. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and distribution. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. In addition, our Chairman and certain of our officers have agreed to indemnify us for all claims of creditors to the extent that we fail to obtain valid and enforceable waivers from such entities in order to protect the amounts held in trust.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, we will make liquidating distributions to our public stockholders as soon as reasonably possible as part of our plan of dissolution and distribution and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Our Chairman and certain of our executive officers have agreed to indemnify us, to the extent we do not obtain valid and enforceable waivers from vendors, prospective target businesses or other entities,  for all creditor claims in order to protect the amounts held in the trust account. In the event that the board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by creditors.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our dissolution and liquidation or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.

We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 18 and 24 month deadlines would proceed in approximately the following manner:

•
our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of the such deadline, convene and adopt a specific plan of dissolution and liquidation which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	upon such deadline, we would file our preliminary proxy statement with the Securities and Exchange Commission;

•
if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and liquidation; and

•
if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline.  We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation.

In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution.  Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released.  Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

These procedures, or a vote to reject any plan of dissolution and liquidation by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and liquidation.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 15,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. As of the date of this Annual Report, there are 4,012,500 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of this Annual Report to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors in our initial public offering;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Additionally, the publishing industry is capital intensive, traditionally using substantial amounts of indebtedness to finance acquisitions and working capital needs. If we finance the purchase of assets or operations through the issuance of debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

For a more complete discussion of the possible structure of a business combination, see the section above entitled “Effecting a business combination—Selection of a target business and structuring of a business combination.”

We may have insufficient resources to cover our operating expenses and the expenses of consummating a business combination.

We reserved approximately $150,000 (not including any interest we may earn on money in the trust account, all of which we are entitled to in order to cover our operating expenses and our costs associated with a stockholder-approved plan of dissolution and liquidation if we do not consummate a business combination) from the proceeds of our initial public offering and the private placement to cover our operating expenses for the 24 months subsequent to our initial public offering and to cover the expenses incurred in connection with a business combination. This amount is based on management’s estimates of the costs needed to fund our operations for the 24 months subsequent to our initial public offering and consummate a business combination. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated.  If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our management or our founding stockholders or from third parties. We may not be able to obtain additional financing and our founding stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to dissolve and liquidate as part of our stockholder-approved plan of dissolution and liquidation prior to consummating a business combination.

Our ability to effect a business combination and to execute any potential business plan afterwards will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate.

Our ability to effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect most of our management and other key personnel to remain associated with us following a business combination, we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate terms with the combined company as part of any such combination. If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment or consulting agreement or other arrangement. The determination to remain as officers of the resulting business will be determined prior to the completion of the transaction and will depend upon the appropriateness or necessity of current management to remain. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. If management negotiates to be retained post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest.

None of our officers or directors has ever been associated with a blank check company which could adversely affect our ability to consummate a business combination.

None of our officers or directors has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination using the proceeds of our initial public offering and the private placement. Our management’s lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination and force us to dissolve and liquidate the trust account to our public stockholders as part of our stockholder-approved plan of dissolution and liquidation.

If management were to negotiate to be retained by the company post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest.

Our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate mutually agreeable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. The financial interest of our officers and directors, including any compensation arrangements, could influence their motivation in selecting, negotiating and structuring a transaction with a target business, and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors are currently affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

Our officers and directors may in the future become affiliated with other entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they have prior fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete discussion of our management’s business affiliations and the potential conflicts of interest that you should be aware of, see the sections below entitled “Management—Directors and Executive Officers” and “Management—Conflicts of Interest.”  We cannot assure you that these conflicts will be resolved in our favor.

All of our directors own shares of our common stock, and certain of our directors own units purchased in the private placement, which will not participate in the liquidation of the trust account as part of our stockholder-approved plan of dissolution and liquidation and therefore they may have a conflict of interest In determining whether a particular target business is appropriate for a business combination.

All of our directors own stock in our company, and Mr. Engel, our chief executive officer, and two non-affiliated accredited investors own units purchased in a private placement consummated prior to our initial public offering, but have waived their right to the liquidation of the trust account as part of our stockholder-approved plan of dissolution and liquidation with respect to those shares (including shares included in the units purchased in the private placement) upon the liquidation of the trust account to our public stockholders if we are unable to complete a business combination. The shares and warrants owned by these persons (including our officers and directors) will be worthless if we do not consummate a business combination. Additionally, our management will receive warrants to purchase additional shares of our common stock for $.10 per share if certain share price targets are met. The personal and financial interests of these directors may influence the motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, these directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our founding stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount available outside the trust fund unless the business combination is consummated and therefore they may have a conflict of interest.

Our founding stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount available outside the trust fund, unless the business combination is consummated. The amount of available proceeds is based on management estimates of the capital needed to fund our operations for the next 24 months and to consummate a business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion in pursuit of an acquisition that is not consummated. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of less than $5,000,000 and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is probable that our initial business combination will be with a single target business, which may cause us to be solely dependent on a single business and a limited number of products or services. Additionally, we may face obstacles to completing simultaneous acquisitions.

Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of our net assets at the time of such acquisition. We may not be able to acquire more than one target business because of various factors, including the amount of funds available to consummate a business combination, possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, we may not have sufficient management, financial and other resources to effectively investigate the business and affairs of multiple acquisition candidates simultaneously or to negotiate the terms of multiple acquisition agreements at the same time which could result in a failure to properly evaluate multiple aquisitions. Further, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of our net assets threshold. Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if deciding between one target business meeting such 80% threshold and comparable multiple target business candidates collectively meeting the 80% threshold. Consequently, it is probable that, unless the purchase price consists substantially of our equity, we will have the ability to complete only the initial business combination with the proceeds of our initial public offering. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

If we seek to consummate more than one business combination, we may have problems financing such transaction, and as a result we may only be able to complete a single business combination. In addition, exercise of conversion rights by our stockholders may leave us with insufficient funds to complete a business combination.

The net proceeds from our initial public offering, including the over-allotment option, and the private placement have provided us with approximately $18,057,000 which we may use to complete a business combination. Our initial business combination must be with a business or businesses with a fair market value of at least 80% of our net assets at the time of such acquisition. We currently have no restrictions on our ability to seek additional funds through the sale of securities or through loans. As a consequence, we could seek to acquire a target business or businesses that have a fair market value significantly in excess of 80% of our net assets. Although as of the date of this Annual Report we have not engaged or retained, had any discussions with, or entered into any agreements with, any third party regarding any such potential financing transactions, we could seek to fund such a business combination by raising additional funds through the sale of our securities or through loan arrangements. However, if we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. Consequently, it is probable that we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several assets or closely-related operating businesses at the same time.

We will proceed with a business combination only if a majority of the shares of common stock included in the units sold in our initial public offering and the private placement and cast at the meeting are voted in favor of the business combination and public stockholders owning 27.26% or less of the shares sold in our initial public offering exercise their conversion rights described elsewhere. Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust fund. Such stockholder must have also exercised its conversion rights described below.  Even if 27.26% or less of the stockholders, as described above, exercise their conversion rights, we may be unable to consummate a business combination if such conversion leaves us with funds insufficient to meet the 80% net asset threshold required for a business combination, and we may be forced to either find additional financing to consummate such a business combination, consummate a different business combination or dissolve and liquidate as part of our stockholder-approved plan of dissolution and liquidation.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value of a proposed business combination if our board of directors independently determines that the target business has sufficient fair market value.

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of our net assets at the time of acquisition. We have not had any preliminary discussions, or made any agreements or arrangements, with respect to financing arrangements with any third party. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of a proposed business combination if our board of directors independently determines that the target business has sufficient fair market value.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the private placement will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the private placement prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our founding stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our founding stockholders (including all of our officers and directors) collectively own 24.0% of our issued and outstanding shares of common stock. None of our founding stockholders, officers and directors has indicated to us that they intend to purchase units or warrants on the open market subsequent to our initial public offering. For a more complete discussion, please see the section of this Annual Report entitled “Principal Stockholders.”

Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, initially only a minority of the board of directors will be considered for election and our founding stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our founding stockholders will continue to exert control at least until the consummation of a business combination. In addition, our founding stockholders and their affiliates and relatives are not prohibited from purchasing units, common stock or warrants or in the open market. If they do, we cannot assure you that our initial stockholders will not have considerable influence upon the vote in connection with a business combination.

We will be dependent upon interest earned on the trust account to fund our search for a target company and consummation of a business combination.

Of the net proceeds of our initial public offering and the private placement, only $150,000 was available to us initially outside the trust account to fund our working capital requirements. We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled to the interest earned on the trust account in excess of the amount necessary to allow for a $6.00 per share liquidation price to our public stockholders for such purpose, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to dissolve, liquidate and wind up.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

In connection with our initial public offering and the private placement, as part of the units, we issued warrants to purchase 6,825,000 shares of common stock. In addition, we sold to Maxim Group LLC and Legend Merchant Group, Inc. an option to purchase up to 192,500 units and agreed to issue to our initial stockholders warrants to purchase up to 427,000 shares of our common stock for $.10 per share upon meeting certain share price targets. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

Our founding stockholders have rights to receive warrants to purchase common stock based upon certain metrics. The exercise of those warrants could reduce our earnings per share.

If, at any time within five years of the consummation of a business combination, our publicly-traded common stock reaches a volume weighted average trading price of $6.60 per share for each day during any five day period, Messrs. Engel, Cohl and Dombrowski, our chief executive officer, president and chief operating officer, respectively (so long as they are either an officer, director, employee or consultant to us) will receive warrants allowing them to purchase an aggregate of 200,000 shares of our common stock for $.10 per share. If, at any time within five years of the consummation of a business combination, our publicly-traded common stock reaches a volume weighted average trading price of $7.20 per share for each day during any five day period, these same persons (so long as they are either an officer, director, employee or consultant to us) will receive warrants allowing them to purchase an additional 227,000 shares in the aggregate of our common stock, also for $.10 per share. All such warrants will be exercisable for a period of five years from the date on which they are granted. The exercise of these warrants could be deemed to be an expense of ours and could accordingly reduce our earnings per share.

If our initial stockholders (including stockholders who have purchased units in the private placement) exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders, including stockholders who have purchased units in the private placement, are entitled to require us to register the resale of their 750,000 shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before three years from the date of our initial public offering. Mr. Engel, our chief executive officer, and two non-affiliated accredited investors are entitled to require us to register the 250,000 shares of common stock and 500,000 shares of common stock issuable upon the exercise of warrants sold to them in a private placement. They may exercise such registration rights at any time commencing on the date we consummate a business combination. If such stockholders exercise their registration rights with respect to all of their shares of common stock (including those 250,000 shares and 500,000 shares issuable upon exercise of warrants convertible into shares of common stock issued in the private placement, and up to 427,000 warrants that may be issued to our founding stockholders upon meeting certain price targets for our common stock), then there will be an additional 1,927,000 shares of common stock eligible for trading in the public market and we will bear the costs of registering such securities. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities are traded on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

We may be deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended, because, after our initial public offering and prior to the consummation of a business combination, we may be viewed as engaging in the business of investing in securities (in this case United States government securities as described below) having a value exceeding 40% of our total assets. If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted which, among other problems, may make it difficult for us to complete a business combination. Such restrictions include:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

However, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the Investment Company Act of 1940. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution and return of the funds held in this trust account to our public stockholders as part of our plan of dissolution and liquidation. Notwithstanding our belief that we are not required to comply with the requirements of such act, in the event that the stockholders do not approve a plan of dissolution and liquidation and the funds remain in the trust account for an indeterminable amount of time, we may be considered to be an investment company and thus required to comply with such act. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc. and, therefore, may take actions or incur expenses that are not deemed to be independently approved or independently determined to be in our best interest.

All of our officers or directors own shares of our common stock. Additionally, no salary or other compensation will be paid to our officers or directors for services rendered by them on our behalf prior to or in connection with a business combination. We believe that two members of our board of directors are currently “independent” as that term is commonly used. However, under the policies of the North American Securities Administrators Association, Inc., because our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individual is not “independent.”  If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

After the consummation of a business combination, we expect to pay two of our directors, Messrs. Arthur and Jaffe, $100,000 each in director’s fees for services to be provided in their capacity as directors in the one year following such business combination, should they agree to remain on our board of directors and if our stockholders approve such payments. Additionally, as part of their compensation as directors, we have discussed issuing both Messrs. Arthur and Jaffe options to purchase shares of our common stock upon consummation of a business combination and implementation of a stock option plan, should they agree to remain on our board of directors. We have not yet entered into any formal agreements with regard to these matters. If we do enter into formal agreements, at the time such agreements become operative, Messrs. Arthur and Jaffe may no longer qualify as independent directors and, if necessary, we would need to locate additional directors to serve as our independent directors.

Since we have not yet publicly identified a prospective target business with which to complete a business combination, our stockholders are unable to currently ascertain the merits or risks of the target business’ operations.

Since we have not yet publicly identified a prospective target, our stockholders have no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company, an entity in its development stage and/or an entity subject to unknown or unmanageable liabilities, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our stockholders than a direct investment, if an opportunity were available, in a target business. For a more complete discussion of our selection of a target business, see the section above entitled “Effecting a business combination—We have not identified a target business.”

We could be liable for up to the amount of the purchase price of the private placement units, plus interest, to the purchasers in the private placement conducted concurrently with our initial public offering.

We sold, in a private placement concurrent with our initial public offering, 250,000 units to Mr. Engel, our chief executive officer, and two non-affiliated accredited investors. This concurrent private placement of $1,500,000 in units was made in reliance on an exemption from registration under the Securities Act. This exemption requires that there be no general solicitation of investors with respect to the sale of the private placement units. If our initial public offering were deemed to be a general solicitation with respect to the units sold in the private placement, the offer and sale of such units would not be exempt from registration and the purchasers of those units could have a right to rescind their purchases. Rescinding purchasers could seek to recover the purchase price paid, with interest, or if they no longer own the securities, to receive damages. The agreement entered into for the private placement contains provisions under which the purchasers have waived any and all rights to assert present or future claims, including the right of rescission, against us with respect to their purchase of the private placement units, and have agreed to indemnify us against such claims. The possibility exists that the private placement could be reversed, that the waiver of rescission may be voidable by the purchasers in the private placement and the consideration received by us in connection therewith may have to be repaid. In such an event, we would be adversely affected and we may have an obligation to fund this rescission.

Acquisitions that we may undertake would involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.

It is possible that, following our initial acquisition, our strategy will include expanding our operations and other capabilities through acquisitions of businesses and assets. Acquisition transactions involve various inherent risks, such as:

•
uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental liabilities) of, acquisition or other transaction candidates;

•	the potential loss of key customers, management and employees of an acquired business;

•	the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

•	problems that could arise from the integration of the acquired business; and

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets or could result in unexpected liabilities associated with these acquisition candidates.

Risks Associated with the Publishing Industry

Even if we consummate a business combination, of which no assurances can be given, our proposed business will be subject to numerous risks, including the following:

Our potential business would be heavily dependent on publishing, and any revenue or income we would derive could decrease as a result of industry downturns or cost increases.

Because our potential business may depend on publishing books, magazines or other publications, we may be adversely affected by increased publishing industry costs. The publishing industry is subject to various economic factors that could cause a downturn in industry revenues and profits and a decline in our potential business. For example, increases in the cost of paper, printing expenses and mailing costs could reduce income from our potential publications. To the extent that we become involved in the magazine industry, a decline in magazine popularity generally and/or in advertising revenue could also adversely affect our results and financial condition.

Any potential revenues and income we earn could decline due to general economic trends and declines in spending.

In the industry segments in which we plan to operate, i.e. publishing and related businesses, revenues are largely generated by business and/or consumers discretionary spending. Advertising in magazines, and consumer spending on books, periodicals, or other publications, may therefore tend to decline during recessionary periods. They may also decline at other times for various, not-always-measurable reasons. In parallel, the industries that are symbiotic with publishing (such as marketers of products whose sales may be impacted by the books or magazines we publish, or entertainment companies using the content of our published materials) may also decline. Such declines would adversely affect our business.

We would compete in highly competitive markets, and we would be vulnerable to larger, more experienced, and better financed competitors.

The publishing markets in which we may compete are extremely competitive. We believe the competition we would face would be based primarily on the following factors:

•	price;

•	editorial quality;

•	distribution;

•	marketing;

•	licenses;

•	timely introduction of new titles;

•	product positioning; and

•	author name recognition.

Many of our potential competitors in the publishing market will have significantly more resources, broader market presence, and greater experience than we have. These advantages will allow them to spend considerably more on marketing, and may allow them to use their greater resources more effectively than we can. Accordingly, these competitors may be able to take advantage of market opportunities and withstand market downturns better than we can.

The industries related to publishing in which we may compete similarly face competition. In videos and DVDs, established television channels may be able to market products that are competitive to ours with more media support than we can afford. In Internet product offerings, large competitors such as Amazon, eBay, Barnes & Noble and Yahoo, may copy any successful launches we pioneer and thus inhibit our offerings’ long term success.

There are few barriers to entry into our potential lines of business, allowing new companies to launch books or other publications competitive with ours.

The publishing industry has relatively low barriers to entry. As a result, new companies and ventures may, and in all likelihood will, launch books, publications or other products which will compete with any that we may in the future produce. In addition, some of our competitors may be well financed by larger rivals, and they may gain popularity in the marketplace at our expense. This could in turn result in a decline in our potential revenues.

We would face competition directly not only from other book publishers, but indirectly from non-print media such as the Internet, CD-ROMs, or various forms of electronic downloads.

While we will seek out businesses that prove adaptable to new means of communication and dissemination of information, we cannot guarantee you that we will succeed in finding or consummating a business combination with such a business. If consumers generally were to begin to rely on information disseminated via non-print media, our potential business, to the extent it was not adaptable to such dissemination, would be adversely affected.

If we are unable to predict, respond to, or influence trends that appeal to our customers, our potential revenues would fall.

Any potential business we enter will be heavily dependent on our ability to provide creative, useful and attractive ideas, information and concepts, with strong appeal to our potential individual and/or corporate customers. In order to accomplish this, we will have to respond quickly and effectively to the demand for changing ideas, information, concepts and products. We cannot be sure that any new ideas and content that we may develop will fulfill those demands, or that such ideas or content will gain commercial acceptance.

A decline in demand may generate heavy returns of our potential products.

Most books, DVDs, and video sales are made on a “guaranteed sale” basis. Thus, if the product fails to sell, or if a retailer, after ordering product, decides not to put part or all of it up for sale, the retailer may return the merchandise for full credit. If the return is substantial, it may result in excess inventory that is unsalable at normal retail rates and must be sold at a considerable loss, or even scrapped. Such returns would adversely affect our potential revenues and results of operations.

New product introductions may fail.

As our potential book titles, publications or other assets age, they will sell more slowly. Consequently, maintaining or building our revenue will depend on our ability to identify market trends and launch new titles, publications, or Internet offerings to serve them. We cannot assure you that such new products will be successful.

We may not recoup the cost of developing new products.

To establish market acceptance of any new book or publication, we would have to dedicate significant time and money to research, intellectual property development, production, marketing, and sales. These costs would be especially high and speculative in developing new products in the rapidly evolving electronic arenas such as DVDs, video-on-demand and video games where substantial expenses often precede meaningful revenues. Thus, we may not recoup the cost of developing any new books or publications, especially electronic products, for lengthy periods or at all.

Our stock may not reach its full value due to fluctuations in our sales and profit performance and seasonality.

Revenues from quarter-to-quarter and from year-to-year may be adversely affected by the number and timing of new books, publications, or other intellectual property. As a result, our sales and profit performance may not be steady, adversely affecting the attitudes of investors towards us, as well as the price of our stock. Additionally, the publishing industry’s seasonal nature is directly tied to the buying patterns of consumers for books, many of which sell more heavily during the pre-Christmas season. These buying patterns may also affect our quarterly revenues and results of operations.

Companies we may acquire may be dependent on licenses for intellectual property that may be of limited duration and may not be renewed.

Many publishers depend for much of their volume on licensed brand names or characters. Such licenses may be of only a limited remaining duration. Upon their expiration, the licensor may either demand higher fees, our may refuse to extend the license at all. To the extent we find ourselves in such a situation, we may experience a considerable reduction in the sales and profits of any potential companies we may acquire.

Authors whose books become successful may demand larger advances, or may switch to another publisher.

Certain books which we may publish or otherwise produce may become “best-sellers” garnering considerable publicity for their authors. In such cases, authors may demand higher fees for future books, or switch to larger publishers who can afford to pay them more than we can. Such actions would block our opportunity to capitalize on any such successful books.

Intellectual property claims and other litigation against us can be costly and result in the loss of significant rights, as well as impair our management’s ability to run our potential business.

If we acquire a business or assets in the publishing industry, other parties may assert, against us, claims of ownership or infringement of some or all of the intellectual property we purchased. They may then either demand payment for the use of that property, or force us to cease and desist. We cannot assure you that we would prevail against any such claims. Additionally, such litigation may result in substantial costs and may detract from the time our management can devote to our affairs, including running any potential businesses we have acquired or searching for potential target companies or assets for business combinations. This would materially adversely affect our results of operations, as well as our chances of successfully completing such business combinations.

Rights we may own or acquire may be limited in scope and not extend to all present or future media, and may not include the right to create derivative works.

Licenses held by companies we may acquire or otherwise obtained by us may not extend to the right to reproduce such intellectual property in all present and future media formats. As a result, if there were a shift to media other than that for which we hold licenses, we may lose business in our traditional areas without being able to replace it in the new areas. This may materially reduce our potential revenue.

There may be risks associated with our potential distribution channels.

We may choose to sell our potential books or other publications primarily to large retail chains, large wholesalers, warehouse clubs, office superstores and computer and electronics superstores. Our future financial results may therefore depend in large part on our relationship with such customers. Any disruption in such relationships could adversely affect our financial performance.

To obtain sufficiently low prices, we may have to purchase relatively large quantities of book inventories some of which may prove to be unsalable.

In general, the price of book printing and binding drops significantly with increased quantities per title. Thus, publishers are often forced to purchase quantities that, if the book fails to live up to expectations, may not sell for long periods, or may have to be liquidated at well below cost. To the extent that any potential business we acquire would be forced to take such action, such sell-offs may materially reduce its potential revenue.

If we acquire several companies with the intent of merging them to achieve economies of combination, a failure to merge them smoothly may harm our financial results.

If we acquire several companies, rather than a single one, to total a value of at least 80% of our net assets, we would expect to achieve economies of combination by downsizing the combined management and administrative staffs into a smaller, less expensive management cadre. If we are not successful in achieving these economies of combination, our financial results could suffer.

Item 2. Description of Property

We maintain executive offices at 1850 Sawtelle Blvd., Suite 470, Los Angeles, CA 90025. The cost for this space is included in the $7,500 per-month fee Silverback Books charges us for general and administrative services, including but not limited to receptionist, secretarial and general office services, pursuant to a letter agreement between us and Silverback Books, an affiliate of Messrs. Engel, Cohl and Dombrowski (our chief executive officer, president and chief operating officer, respectively), $4,500 of such amount is payable from the interest earned on the trust account. This agreement commenced on the date of our initial public offering and shall continue until the earlier of the consummation of a business combination or upon our dissolution and liquidation. We believe, based on rents and fees for similar services in the Los Angeles metropolitan area, that the fee charged by Silverback Books is at least as favorable as we could have obtained from an unaffiliated person.

We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

We are not party to any litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our units have traded on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “AFMIU” since June 6, 2006, the date of the initial public offering of our securities. On July 26, 2006, the common stock and warrants included in the units commenced separate trading under the symbols “AFMI” and “AFMIW.” The high and low bid prices of our units, common stock and warrants as reported by the OTCBB, for the quarter indicated are as follows. Such inter-dealer quotations reflect inter-dealer prices and do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions:

	Units (AFMIU)		Common Stock (AFMI)		Warrants (AFMIW)
	High	Low	High	Low	High	Low
2006:

Second Quarter (from Inception, June 6, 2006)	$6.25	$6.00	$-	$-	$-	$-

Third Quarter	$6.15	$5.90	$5.60	$5.25	$0.39	$0.30

Fourth Quarter	$6.30	$5.90	$5.60	$5.28	$0.37	$0.25

2007:

First Quarter (through March 30, 2007)	$6.50	$6.20	$5.69	$5.54	$0.44	$0.36

The trading of our securities, especially our warrants, is limited, and, therefore, there may not be deemed to be an established public trading market under guidelines set forth by the Securities and Exchange Commission. As of March 29, 2007, there were 7 stockholders of record of our common stock, 1 holder of record of our warrants and 4 holder of record of our units. Such numbers do not include beneficial owners holding shares or warrants through nominee names.

We have never declared or paid any dividends on our common stock, nor do we anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Since inception at August 12, 2005, we sold the following shares of common stock pursuant to the exception from registration contained in Section 4(2) under the Securities Act:

In August 2005, we issued 625,000 shares of our common stock to the individuals set forth below for an aggregate amount of $25,000 in cash, at an average purchase price of approximately $0.04 per share, as follows:

Name	Number of Shares	Relationship to Us
Peter H. Engel	331,251	Chairman, chief executive officer and treasurer
Howard Cohl	221,875	President, secretary and director
Peter Dombrowski	37,500	Chief operating officer and director
Michael Arthur	11,458	Director
Marc E. Jaffe	11,458	Director
F Fred Tarter	11,458	Special advisor

On February 13, 2006, our Board of Directors authorized a stock dividend of 0.2 shares of common stock for each outstanding share of common stock, effectively lowering the initial purchase price to approximately $.033 per share. Following the stock dividend, there are 750,000 shares of common stock outstanding as reflected in Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders.”

The holders of the majority of these shares will be entitled to require us, on up to two occasions, to register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before three years from the date of our initial public offering. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements. We are required to use our best efforts to cause the registration of such securities to become effective and to maintain such effectiveness. However, the agreement does not provide for liquidated damages in the event that we are unable to cause or maintain such effectiveness.

Mr. Engel, our chief executive officer, and two non-affiliated accredited investors purchased 250,000 units from us at a purchase price of $6.00 per unit in a private placement prior to our initial public offering. We have granted the holders of such units demand and “piggy-back” registration rights with respect to the 250,000 shares, the 500,000 warrants and the 500,000 shares underlying the warrants at any time commencing on the date we consummate a business combination. The demand registration may be exercised by the holders of a majority of such units. We will bear the expenses incurred in connection with the filing of any such registration statements. We are required to use our best efforts to cause the registration of such securities to become effective and to maintain such effectiveness. However, the agreement does not provide for liquidated damages in the event that we are unable to cause or maintain such effectiveness.

If, at any time within five years of the consummation of a business combination, our publicly-traded common stock reaches a volume weighted average trading price of $6.60 per share for each day during any five day period, Messrs. Engel, Cohl and Dombrowski, our chief executive officer, president and chief operating officer, respectively (so long as they are either an officer, director, employee or consultant to us) will receive warrants allowing them to purchase an aggregate of 200,000 shares of our common stock for $.10 per share. If, at any time within five years of the consummation of a business combination, our publicly-traded common stock reaches a volume weighted average trading price of $7.20 per share for each day during any five day period, these same persons (so long as they are either an officer, director, employee or consultant to us) will receive warrants allowing them to purchase an additional 227,000 shares in the aggregate of our common stock, also for $.10 per share. All such warrants will be exercisable for a period of five years from the date on which they are granted.

If such shares are issued upon the exercise of these warrants, the holders will have demand and “piggy-back” registration rights with respect to these 427,000 shares at any time after we consummate a business combination. The demand registration may be exercised by the holders of a majority of such shares. We will bear the expenses incurred in connection with the filing of any such registration statements. We are required to use our best efforts to cause the registration of such securities to become effective and to maintain such effectiveness. However, the agreement does not provide for liquidated damages in the event that we are unable to cause or maintain such effectiveness.

Use of Proceeds from our Initial Public Offering

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-128707), and which related to the initial public offering of our units, was June 5, 2006. Each unit consisted of one share of common stock, $.001 par value per share, and two warrants to purchase one share of common stock. A total of 2,750,000 units were registered at a proposed maximum aggregate offering price of $16,500,000.

  The offering was consummated on June 9, 2006. The underwriters of the offering were Maxim Group LLC and Legend Merchant Capital Group. A total of 2,750,000 units were sold in the offering for an aggregate offering price of $16,500,000. On June 29, 2006, we consummated the closing of 412,500 additional units subject to the underwriters' over-allotment option generating total gross proceeds of $18,975,000. Of this amount, $18,900,750 was placed in trust. Each of our units commenced trading its component share of common stock and warrant separately on July 26, 2006.

At December 31, 2006, approximately $19,092,000 is currently being held in trust and the remaining funds of $ 89,000 are being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund, after payment of contingent underwriting fees, as well as any other net proceeds not expended, will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through June 2008, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

No expenses of the offering were paid to any of our officers and directors or any of their respective affiliates. All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

Repurchases of Equity Securities.

None

Item 6. Management Discussion and Analysis or Plan of Operation

Please read the following discussion together with the financial statements and related notes appearing elsewhere in this Report. This Item 6 contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth at the end of this Item 6 of Part II under the heading "Cautionary Statement for Forward Looking Statements", as well as others, such as Risk Factors, discussed elsewhere in this Report.

We were formed as a blank check company on August 12, 2005 for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities in the publishing industry located in the United States.

Results of Operations

For the year ended December 31, 2006 and the period for August 12, 2005 (inception) through December 31, 2005, we had net income (loss) of $94,294 and $(27,355), respectively. The net income for the year ended December 31, 2006 is attributable primarily to interest income of $551,090, offset by marketing, general and administrative expenses of $412,170. The net loss for the period from August 12, 2005 (Inception) through December 31, 2005 was attributable to organization and formation costs of $27,355.

Liquidity and Capital Resources

On June 9, 2006, we sold to the public 2,750,000 units (“Units”) at $6.00 per Unit, for a total of $16,500,000 and net proceeds of approximately $14,660,000, after reserving $720,000 for contingent underwriting compensation in a public offering in which Maxim Group LLC acted as managing underwriter. We also sold to Maxim LLC and Legend Merchant Group, Inc. for a total of $100, an option to purchase, in the aggregate, 192,500 units, with an option exercise price of $6.60 per Unit. On June 29, 2006, an additional 412,500 Units were sold upon exercise of the underwriters’ over-allotment option and we received net proceeds of approximately $2,227,000, after reserving $123,750 for contingent underwriting compensation. Each Unit consists of one share of the Company’s Common Stock and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00.

Prior to the Public Offering, we consummated a private placement (“Private Placement”) and received net proceeds of $1,365,000.

Of the gross proceeds of the initial public offering $18,900,750 of the offering and the private placement were placed in a trust account at Lehman Brothers Inc. maintained by American Stock Transfer & Trust Company, New York, New York, as trustee. Of this amount, up to $843,750 will be paid to Maxim Group LLC as contingent fees in connection with our initial public offering and the private placement, if and only if a business combination is consummated, leaving us with $18,057,000 with which to consummate a business combination. Other than interest income which may be released to us, the proceeds held in trust will not be released from the trust account until the earlier of the completion of a business combination or our dissolution and liquidation to our public stockholders of our trust account as part of our stockholder-approved plan of dissolution and liquidation, net of any taxes paid. The proceeds held in the trust fund (exclusive of any funds held for the benefit of the underwriters or used to pay public stockholders who have exercised their conversion rights described elsewhere) may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination or, if there is insufficient funds not held in trust, to pay other expenses relating to such transaction such as reimbursement to insiders for out-of-pocket expenses, third party due diligence expenses or potential finders fees, in each case only upon the consummation of a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business or to effect other acquisitions, as determined by our board of directors at that time.

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

We have estimated that the costs to identify and research prospective target businesses and the costs related to the business combination, including legal and accounting expenses to structure the transaction, prepare the transaction documents and file the related proxy statement, will be approximately $600,000. Only $78,000 of the net proceeds were initially allocated at the time of the initial public offering for such purposes and we intend to fund the balance ($522,000), as well as amounts that may exceed our current estimates, from the interest earned on the proceeds being held in the trust account, less interest earned on the trust account held back in the trust account to ensure a $6.00 per share liquidation price to public stockholders (if applicable). We expect that due diligence of prospective target businesses will be performed by some or all of our officers and directors, and may include engaging market research firms and/or third party consultants. Our officers and directors will not receive any compensation for their due diligence of prospective target businesses, but will be reimbursed for any out-of-pocket expenses (such as travel expenses) incurred in connection with such due diligence activities.

There can be no assurance that a business combination will be consummated. Should a business combination not be consummated by December 9, 2007, or June 9, 2008, if certain extension criteria have been satisfied, we would be required to return the funds held in trust to holders of shares issued in the Initial Public Offering as a mandatory liquidating distribution, pursuant to a plan of dissolution and liquidation. Any such plan of dissolution, if required, would have to first be submitted to stockholders for approval. This condition raises substantial doubt about our ability to continue as a going concern.

We intend to use a portion of the net proceeds and a portion of the interest earned on the funds in the trust account which is released to us and allocated to working capital for director and officer liability insurance premiums. We intend to fund our working capital needs as well as amounts that may exceed our current estimates, from the interest earned on the proceeds being held in the trust account with the balance being held for reimbursement of any out-of-pocket expenses incurred by our founding stockholders in connection with activities on our behalf. The interest earned on the trust account in excess of the amount necessary to have a $6.00 per share liquidation price to the public stockholders will be released to us to fund our working capital and costs associated with our stockholder-approved plan of dissolution and liquidation including reserves, if any, if we do not consummate a business combination. No interest will be payable to public stockholders converting in connection with a business combination.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS Interpretation No. 48 (“FIN 48"), Accounting for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises financial statements in accordance with FASB Statement No. 109. Accounting for Income Taxes this interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined if the adoption of FIN 48 will have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its results of operations and financial condition.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-02 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In February 2007, the FASB issued Statement of Financial Accounting Standard 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the expected effect of SFAS 159 on its financial statements and is currently not yet in a position to determine such effects.

Off-Balance Sheet Arrangements

As of December 31, 2006 and 2005, there were no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 7. Financial Statements

Our financial statements and the related notes to the financial statements are on pages F-1 through F-14 comprising a portion of this annual report on Form 10-KSB.

Affinity Media International Corp.
(A Development Stage Enterprise)
Financial Statements
For the Year Ended December 31, 2006
For the Period from August 12, 2005 (Inception) Through December 31, 2005
For the Period from August 12, 2005 (Inception) Through December 31, 2006
Index to Financial Statements

Page Nos.

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Balance Sheet	F-2

Statements of Operations	F-3

Statements of Changes in Stockholders' Equity (Deficit)	F-4

Statements of Cash Flows	F-5, F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Affinity Media International Corp.

We have audited the accompanying balance sheet of Affinity Media International Corp. (a development stage enterprise) (the “Company”) as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2006, for the period from August 12, 2005 (inception) through December 31, 2005 and for the period from August 12, 2005 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, as well as evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affinity Media International Corp. (a development stage enterprise) as of December 31, 2006 and the results of its operations and cash flows for the year ended December 31, 2006, for the period from August 12, 2005 (inception) through December 31, 2005 and for the period from August 12, 2005 (inception) through December 31, 2006 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s certificate of incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination prior to December 9, 2007 or June 9, 2008, if certain extension criteria have been satisfied. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP
 New York, New York
March 30, 2007

Affinity Media International Corp.
(A Development Stage Enterprise)
BALANCE SHEET
December 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88,877
Cash and cash equivalents held in trust	18,247,795
Cash and cash equivalents held in trust - restricted	843,750
Interest receivable	84,609
Prepaid expenses	18,986

Total Current Assets	19,284,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses	$46,468
Other current liabilities (See Note 4)	843,750

Total Current Liabilities	890,218

Common stock subject to possible redemption, 862,148 shares at conversion value	4,959,226

COMMITMENTS

STOCKHOLDERS' EQUITY

Preferred stock - $.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Common stock - $.0001 par value; 15,000,000 shares authorized; 4,162,500 shares issued and outstanding, (which includes 862,148 shares subject to possible conversion)	330
Additional paid-in capital	13,367,304
Earnings accumulated during the development stage	66,939
Total stockholders’ equity	13,434,573
Total Liabilities and Stockholders’ Equity	$19,284,017

The accompany notes are an integral part of these financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2006	For the period from August 12, 2005 (Inception) through December 31, 2005	For the period from August 12, 2005 (Inception) through December 31, 2006

OPERATING EXPENSES

Administrative cost allowance - related party	$52,500	$-	$52,500
Marketing, general and administrative expenses	359,670	27,355	387,025

Total operating expenses	412,170	27,355	439,525

OTHER INCOME

Interest income	551,090	-	551,090

Total other income	551,090	-	551,090

Net income (loss) before income taxes	138,920	(27,355)	111,565
Provision for income taxes	44,626	-	44,626

NET INCOME (LOSS)	$94,294	$(27,355)	$66,939

Earnings per share:
Basic	$0.04	$(0.04)
Diluted	$0.04	$(0.04)

Weighted average shares outstanding:
Basic	2,187,181	750,000 (1)
Diluted	2,187,181	750,000 (1)

(1) Share amounts have been restated to reflect a stock dividend, effected on February 13, 2006, of 0.2 shares of common stock for each share of common stock outstanding at December 31, 2005.

The accompany notes are an integral part of these financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period From August 12, 2005 (Inception) Through December 31, 2006

	Common stock		Additional Paid-In	Earnings (deficit) accumulated during the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Common stock issued on August 12, 2005 at $0.033 per share (1)	750,000	$75	$24,925	$-	$25,000

Net loss for the period August 12, 2005 (Inception) to December 31, 2005	-	-	-	(27,355)	(27,355)

Balance at December 31, 2005	750,000	75	24,925	(27,355)	(2,355)

Sale of 250,000 units, net of underwriters’ discount, on May 9, 2006 at $6.00 per share	250,000	25	1,364,975	-	1,365,000

Sale of 2,750,000 units, net of underwriters’ discount and offering expenses (includes 749,700 shares subject to conversion) on June 9, 2006 at $6.00 per share	2,750,000	275	14,659,485	-	14,659,760

Proceeds subject to possible conversion of 749,700 shares at $5.76 per share	(749,700)	(75)	(4,318,197)	-	(4,318,272)

Proceeds from issuance of option	-	-	100	-	100

Sale of 412,500 units, net of underwriters’ discount and offering expenses (includes 112,448 shares subject to conversion) on June 29, 2006 at $6.00 per share	412,500	41	2,276,959	-	2,277,000

Proceeds subject to possible conversion of 112,448 shares at $5.70 per share	(112,448)	(11)	(640,943)	-	(640,954)

Net income for the year ended December 31, 2006	-	-	-	94,294	94,294

Balance at December 31, 2006	3,300,352	$330	$13,367,304	$66,939	$13,434,573

(1) Share amounts have been restated to reflect a stock dividend, effected on February 13, 2006, of 0.2 shares of common stock for each outstanding share of common stock at December 31, 2005.

The accompany notes are an integral part of these financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	For the period from January 1 through December 31, 2006	For the period from August 12, 2005 (Inception) through December 31, 2005	For the period from August 12, 2005 (Inception) through December 31, 2006
Cash Flows From Operating Activities
Net income (loss)	$94,294	$(27,355)	66,939
Changes in operating assets and liabilities:
Prepaid expenses	(18,986)	-	(18,986)
Interest receivable	(84,609)	-	(84,609)
Accrued expenses	32,116	14,352	46,468
Net cash provided by (used in) operating activities	22,815	(13,003)	9,812

Cash Flows From Investing Activities
Cash and cash equivalents held in trust fund	(18,247,795)	-	(18,247,795)
Cash and cash equivalents held in trust fund - restricted	(843,750)	-	(843,750)
Net cash used in investing activities	(19,091,545)	-	(19,091,545)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	25,000	25,000
Proceeds from notes payable-related party	-	235,000	235,000
Net proceeds of private offering	1,365,000	-	1,365,000
Gross proceeds of public offering	18,975,000	-	18,975,000
Payments of costs of public and private offering and deferred offering costs	(1,053,134)	(81,356)	(1,134,490)
Repayment of advance from founding stockholder	-	(60,000)	(60,000)
Repayment of notes payable - related party	(235,000)	0	(235,000)
Proceeds from issuance of option	100	-	100
Net cash provided by financing activities	19,051,966	118,644	19,170,610

Net (Decrease) Increase in Cash	(16,764)	105,641	88,877

Cash and Cash Equivalents - Beginning of the Period	105,641	-	-

Cash and Cash Equivalents- End of the Period	$88,877	$105,641	$88,877

The accompany notes are an integral part of these financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS, continued

	For the period from January 1 through December 31, 2006	For the period from August 12, 2005 (Inception) through December 31, 2005	For the period from August 12, 2005 (Inception) through December 31, 2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing Activities:
Deferred offering cost advanced from founding stockholders	$-	$60,000	$60,000

Accrual of other current liability for offering costs	$843,750	$-	$843,750

The accompany notes are an integral part of these financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

Affinity Media International Corp. (a development stage enterprise) (“Affinity” or the “Company”) was incorporated in Delaware on August 12, 2005 as a blank check company whose objective is to acquire an operating business or businesses in the publishing industry located in the United States.

At December 31, 2006, the Company had not yet commenced any operations. All activity through December 31, 2006 relates to the Company’s formation, completion of the Public Offering described below and the identification of a suitable Business Combination, as defined below. Affinity has selected December 31 as its year end.

The registration statement of the Company’s initial public offering (“Public Offering”) was declared effective on June 5, 2006. The Company consummated its Public Offering on June 9, 2006 and received net proceeds of approximately $14,660,000, after reserving $720,000 for contingent underwriting compensation which is included in other current liabilities. Prior to the Public Offering, the Company consummated a private placement (“Private Placement”) and received net proceeds of $1,365,000. Both the Public Offering and the Private Placement are discussed in Note 4. On June 29, 2006, the Company consummated the funding of the Underwriter’s over-allotment option from the Public Offering, receiving net proceeds of approximately $2,277,000, after reserving $123,750 for contingent underwriting compensation which is included in other current liabilities.

Substantially all of the net proceeds of the Public Offering and the Private Placement are intended to be generally applied toward consummating a business combination with an operating business or businesses in the publishing industry (“Business Combination”). Pursuant to the agreement with the Underwriter (see Note 4), the Company’s initial Business Combination must be with a business or businesses having a collective fair market value, as determined by the board of directors of the Company, equal to at least 80% of the Company’s net assets at the time of such acquisition. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $18,900,750 of the net proceeds from the initial Public Offering and Private Placement, is held in a trust account (“Trust Account”) and invested in government securities or certain money market funds until the earlier of the consummation of the Company’s first Business Combination or the Company’s dissolution and liquidation of the Trust Account to the Company’s Public Stockholders (as defined below) as part of any plan of dissolution and liquidation approved by a majority of the Company’s stockholders. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting expenses, as well as due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business or businesses, will submit such transaction for stockholder approval. All of the Company’s stockholders prior to the Public Offering and the Private Placement, including all of the officers and directors of the Company (“Founding Stockholders”), have agreed to vote their founding shares of Common Stock, par value $.0001 (“Common Stock”) consisting of 750,000 shares owned at December 31, 2006, in accordance with the vote of the majority in interest of the Public Stockholders (see below) of the Company with respect to any Business Combination. One of the Founding Stockholders and two non-affiliated accredited investors have agreed that the shares of Common Stock they acquired through the Private Placement prior to the Public Offering, consisting of 250,000 shares of Common Stock and any other shares acquired in the aftermarket, will be voted in favor of the Business Combination. The Company will proceed with a Business Combination only if a majority of the shares of Common Stock included in the units sold in the Public Offering and the Private Placement and cast at the meeting are voted in favor of the Business Combination, and Public Stockholders (see below) owning 27.26% or a lesser amount of the shares issued in the Public Offering exercise their conversion rights, as described below, and provided further, that the board of directors and officers of the Company may, in the exercise of their business judgment, stipulate any percentage lower than 27.26% as a condition to the closing of a Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

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

The Company’s amended and restated certificate of incorporation filed on May 23, 2006 provides for mandatory liquidation of the Trust Account to the Company’s Public Stockholders in connection with a dissolution approved by a majority of the Company’s stockholders in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern (See Note 2 for managements plans). All of the Company’s Founding Stockholders and the stockholders who acquired shares of Common Stock in the Private Placement have agreed to vote such shares and any shares of Common Stock acquired in the Public Offering or in the aftermarket in favor of a plan of dissolution and liquidation. In the event of the liquidation of the Trust Account in connection with the Company’s dissolution approved by a majority of the Company’s stockholders, the per share value of the residual assets remaining available for distribution (including Trust Fund assets) is expected to be equal to the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Public Offering discussed in Note 4).

Commencing July 26, 2006, the Company was informed by the Underwriter of the Public Offering that the holders of the Company’s Units can separately trade the common stock and warrants included in such units and that trading in the units will continue. The common stock, warrants and Units are quoted on the Over-The-Counter Bulletin Board under the symbols AFMI, AFMIW and AFMIU, respectively.

NOTE 2. Going Concerns and Management Plans

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering (June 9, 2006), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. This condition raises substantial doubt as to the Company’s ability to continue as a going concern

There can be no assurance that a business combination will be consummated. Should a Business Combination not be consummated by December 9, 2007 or June 9, 2008, if certain extension criteria have been satisfied, the Company would be required to return the funds held in trust to holders of shares issued in the Public Offering described in Note 4, as a mandatory liquidating distribution, pursuant to a plan of dissolution and liquidation approved by the stockholders.

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies

Concentrations of Credit Risk - Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with various financial institutions, which may exceed Federally insured limits throughout the period. At December 31, 2006 the Company had cash balances in excess of the maximum amount insured by the FDIC. The Company mitigates its risk by depositing its cash and cash equivalents with major financial institutions.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	December 31,
	2006	2005
Tax (benefit) at federal statutory rate	34.0%	(34.0)%
State income taxes net of federal benefit	6.0	(6.0)
Decrease in valuation allowance	(7.9)	-
Increase in valuation allowance	-	40.0%
Effective income tax rate	32.1%	-%

A deferred tax asset of approximately $11,000 resulting from net operating loss (“NOL”) carryforwards was recorded at December 31, 2005. The Company recorded a full valuation allowance against its deferred tax asset at December 31, 2005. In 2006, the Company utilized all of its NOL carryforwards. Accordingly, no deferred tax asset has been recorded at December 31, 2006 and the related valuation allowance was reduced by $11,000.

Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) were computed by dividing earnings (loss) by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and diluted EPS on the face of the statements of income. The effect of the 6,825,000 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note 4 has not been considered in the Diluted EPS since the Warrants are contingently exercisable. The effect of the 427,000 Incentive Warrants (not yet issued), as described in Note 4 has not been considered in the diluted earnings per share calculation since they are contingently issuable. The effect of the 192,500 shares of common stock and 385,000 Warrants in connection with the Unit Purchase Option as described in Note 4 has not been considered in the diluted earnings per share calculation since the Unit Purchase Option is contingently exercisable. At December 31, 2005, the Warrants, Unit Purchase Option and Incentive Warrants were not issued or agreed upon. Accordingly they are not included in diluted EPS at December 31, 2005.

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS Interpretation No. 48 (“FIN 48"), Accounting for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises financial statements in accordance with FASB Statement No. 109. Accounting for Income Taxes this interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined if the adoption of FIN 48 will have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its results of operations and financial condition.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-02 on its consolidated financial statements and is currently not yet in a position to determine such effects.

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements , continued

In February 2007, the FASB issued Statement of Financial Accounting Standard 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the expected effect of SFAS 159 on its financial statements and is currently not yet in a position to determine such effects.

 Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

NOTE 4 - Public Offering and Private Placement

On June 9, 2006, the Company sold to the public 2,750,000 units (“Units”) at $6.00 per Unit, for a total of $16,500,000. On June 29, 2006, 412,500 Units were sold pursuant to the underwriters’ over-allotment option at $6.00 per unit for a total of $2,475,000. Each Unit consisted of one share of the Company’s Common Stock and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00. Each Warrant shall become exercisable commencing upon the later of the completion of a Business Combination with a target business or one year from the effective date of the Public Offering and shall expire four years from the effective date of the Public Offering. The Warrants will be redeemable at the Company’s option, in whole and not in part, at a price of $.01 per Warrant upon thirty (30) days prior written notice at any time after the Warrants become exercisable, only in the event that the average closing sales price of the Common Stock equals or exceeds $8.50 per share for any twenty (20) trading days within a thirty (30) trading day period ending three business days prior to the date on which notice of redemption is given.

Should the Company be unable to deliver shares of its Common Stock underlying the exercise of the Warrants included in the Units and shares of its Common Stock underlying the exercise of the Unit Purchase Option (see below) as a result of an absence of an effective registration statement with respect to these securities, then the Warrants and Unit Purchase Option would not be exercisable and the Company will have no obligation to pay holders of the Warrants and the Unit Purchase Option any cash or otherwise “net cash settle” the Warrant or the Unit Purchase Option. In this event, the Warrants and the Unit Purchase Option may expire worthless.

Prior to the Public Offering, one of the Founding Stockholders and two non-affiliated accredited investors purchased from the Company in the Private Placement, an aggregate of 250,000 Units at $6.00 per Unit, for a total of $1,500,000. These Units consist of the same Common Stock and Warrants as offered by the Company in the Public Offering. The shares and Warrants comprising the Private Placement units may not be sold, assigned or transferred until after the Company consummates a Business Combination. Thereafter, under certain conditions, the shares held by the Founding Stockholders, including the shares acquired through the Private Placement by one of the Founding Stockholders and two non-affiliated accredited investors, include certain piggyback and other registration rights that may be demanded by those stockholders. The Company is required to use its best efforts to cause the registration of the 250,000 shares of Common Stock and the 500,000 shares of Common Stock underlying the Warrants to be effective and to maintain such effectiveness. However, the agreement does not provide for liquidating damages in the event that it is unable to cause or maintain such effectiveness.

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Public Offering and Private Placement, continued

Pursuant to an agreement with the Company, if at any time within five years of a Business Combination, the Company’s publicly-traded Common Stock reaches a volume weighted average trading price of $6.60 per share for each day during any five (5) day period, the Company’s Chief Executive Officer, President and Chief Operating Officer, so long as they are either an officer, employee or consultant to the Company, will be granted warrants (“Incentive Warrants”) allowing them to purchase 200,000 shares, in the aggregate, of the Company’s Common Stock at an exercise price of $.10 per share.  If, at any time within five years of a Business Combination, the Company’s publicly-traded Common Stock reaches a volume weighted average trading price of $7.20 per share for each day during any five day period these same officers, so long as they are either an officer, employee or consultant to the Company, will be granted Incentive Warrants allowing them to purchase an additional 227,000 shares, in the aggregate, of the Company’s Common Stock at an exercise price of $.10 per share.  All such warrants will be exercisable for a period of five years from the date on which they are granted. If such shares are issued upon the exercise of these warrants, the holders will have demand and “piggy-back” registration rights with respect to these 427,000 shares at any time after the Company consummates a business combination. The demand registration may be exercised by the holders of a majority of such shares. The Company is required to use its best efforts to cause the registration of 427,000 shares of Common Stock to be effective and to maintain such effectiveness. However, the agreement does not provide for liquidating damages in the event that it is unable to cause or maintain such effectiveness.

The Company has also issued on June 9, 2006, to Maxim Group LLC and Legend Merchant Group, Inc., in the aggregate, for $100, an option to purchase up to a total of 192,500 Units at $6.60 per Unit (the “Unit Purchase Option”). The Units issuable upon the exercise of this option are identical to those offered in the Public Offering except that the exercise price of the Units underlying such purchase option is $6.60 per Unit. The Unit Purchase Option is exercisable on the later of the consummation of a Business Combination or one year after the effective date of the Public Offering. The Company has accounted for the fair value of the Unit Purchase Option, inclusive of the receipt of the $100 cash payment, as a cost of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this Unit Purchase Option was approximately $686,920 ($3.57 per Unit), as of June 9, 2006, using a Black-Scholes option-pricing model. The fair value of the Unit Purchase Option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 69.44%, (2) risk-free interest rate of 4.95%, (3) a dividend rate of 0% and (4) expected life of 5 years.

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

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - Common Stock

The Company was originally authorized to issue 50,000,000 shares of Common Stock. On March 30, 2006, the Company’s Board of Directors reduced to 15,000,000 the number of shares of Common Stock that the Company is authorized to issue. On August 12, 2005, the Company issued 750,000 shares (as restated for the stock dividend during February 2006) for $25,000 in cash, or $0.03 per share. The holders of the majority of these shares will be entitled to require us, on up to two occasions, to register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which is not before June 9, 2009, and have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company is required to use its best efforts to cause the registration of such shares to be effective and to maintain such effectiveness. However, the the agreements do not provide for liquidating damages in the event that it is unable to cause or maintain such effectiveness.

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

NOTE 7- Commitments and Related Party Transactions

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

NOTE 8 - Stock Dividend

Effective February 13, 2006, the Company’s Board of Directors authorized a stock dividend of 0.2 shares of Common Stock for each outstanding share of Common Stock as of December 31, 2005. All references in the accompanying financial statements to the number of shares of Common Stock have been retroactively restated to reflect the stock dividend.

Affinity Media International Corp.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Item 8. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Company's President, who is also the acting principal financial officer, and the Company’s Chief Executive Officer who is the principal executive officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-KSB. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed below. Based upon his evaluation, the acting principal financial officer has concluded that the Company's disclosure controls and procedures were not effective.

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

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

Not applicable

PART III

Item 9.    Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

Our current directors and executive officers are listed below. There are no family relationships among such persons. None of such persons are, or have been, involved with any other blank check companies.

Name	Age	Position
Peter H. Engel	72	Chairman, chief executive officer and treasurer
Howard Cohl	43	President, secretary and director
Peter Dombrowski	67	Chief operating officer and director
Michael Arthur	67	Director
Marc E. Jaffe	54	Director

Peter Engel. Mr. Engel has been our chairman, chief executive officer and treasurer since inception in August 2005. Mr. Engel has been involved with the publishing industry since his first book, The Overachievers, was published by St. Martins Press in 1976. Since 1998, Mr. Engel has concentrated on building entrepreneurial enterprises, some of them in the publishing arena. Currently, Mr. Engel serves as chairman of Silverback Books, Inc., an independent, privately-held publisher of lifestyle and cooking books, a position he has held since 2003. From 1998 to 2000 he was the president of the audio book division of NewStar Media, Inc. (formerly a Nasdaq company). From 1992 to 1998 he was the president and CEO of Affinity Communications Corp., a West Coast publishing and book concept developer whose books were published by many major publishers including Crown, Harper Collins, Little Brown, McGraw Hill, Penguin, Pocket, Putnam, Random House, Regnery, St. Martins Press, Simon & Schuster and Viking. In 1980, Mr. Engel founded and became the president and CEO of The American Consulting Corporation (“ACC”), a marketing services firm. ACC’s clients included both magazines such as Parade in the United States and Woman Magazine in Great Britain, and many marketers such as Campbell Soup, Carter-Wallace, Coors, Citicorp, Clorox, Dunkin’ Donuts, Frito-Lay, Gillette, Johnson and Johnson, Kraft, Mattel, Nestle, Nike, Ocean Spray, PepsiCo, Quaker, and Seagram as well as over forty other companies. Among other initiatives, ACC proposed various publishing concepts to its clients. Mr. Engel took ACC public in 1987 and sold it in 1988. From 1971 to 1980, Mr. Engel was a senior executive at Colgate-Palmolive, where he was Vice President Latin America and Canada, and Vice President of Marketing Services, eventually rising to Group Vice President, Cosmetics and Beauty Accessories Division and President and CEO of Helena Rubinstein. In this capacity, Mr. Engel orchestrated the publication of the Helena Rubinstein Library of Beauty. From 1968 to 1970, he was CEO of Candy Corporation of America (“CCA”) and its public parent, Lehigh Coal and Navigation. At CCA, he led the roll up of several candy companies (including such brands as Bonomo’s Turkish Taffy, Mason Mints, Mason Dots, and Cella’s Cherries) to form an integrated candy group. From 1966 to 1968, Mr. Engel was General Manager, General Products Division, Philip Morris, where he was responsible for non-tobacco products including: Personna razor blades, an industrial blades business, Burma Shave, Clark Chewing Gum, and the launch of Kit-Kat candy bars. Mr. Engel began his career in 1956 at Procter & Gamble, rising to Tide brand manager in Canada. He was then promoted to become one of the team of executives that opened P&G Germany. In 1964, Mr. Engel was moved to P&G’s Cincinnati headquarters. Mr. Engel is a former Associate Professor at the University of Southern California entrepreneurial program. Under his own name, he is the author of three novels (High Gloss, A Controlling Interest, and Tender Offers), five business books (The Overachievers, What’s Your Exit Strategy, The Exceptional Individual, Scam, and The SOHO Desk Reference, a Practical Guide for Entrepreneurs, ed.), and several gift books. In addition, he has ghost-written a number of books on alternative health and other issues. Mr. Engel has also been granted patents covering cosmetics, health related products, promotional concepts, and an Internet concept. He holds a B.Com from McGill University in Montreal, and has completed the course work, but not the dissertation, for a PhD in history at New York’s Columbia University.

Howard Cohl. Mr. Cohl has been our president, secretary and a director since inception in August 2005. He has over 15 years experience in lifestyle marketing, publishing, and licensing. Mr. Cohl is the president of Silverback Books, Inc., a San Francisco and Los Angeles-based cookbook publisher founded in 1999. Mr. Cohl has led Silverback Book’s expansion into more branded publishing programs with the likes of Betty Crocker, HEB, ZonePerfect, Nestle and others. Prior to joining Silverback Books, Mr. Cohl founded Cohl Media, a boutique marketing company and consultancy that developed publishing, licensing, sponsorship and distribution programs with Seagram’s, Twentieth Century Fox, Broadway Television Network, Clark Retail, and others. From 1998 until 2000, Mr. Cohl was the executive vice president of publishing and internet services at NewStar Media Inc. (formerly a Nasdaq-listed company), where he oversaw the marketing and sales of Newstar’s audio book business. From 1993 until 1998, Mr. Cohl was the senior vice president of Affinity Communications Corp., a West Coast book publishing concept developer whose books were published by many major publishers including Crown, Harper Collins, Little Brown, McGraw Hill, Penguin, Pocket, Putnam, Random House, Regnery, St. Martins Press, Simon & Schuster and Viking. Corporate brands with whom publishing projects were developed included Burger King, Seagrams, Playskool, Office Depot, Van Heusen, Business Week, Freeman Cosmetics, Toys R Us, and the  Friars Club. The company also developed a variety of alternative health information properties, including The Arthritis Cure which became a New York Times #1 non-fiction bestseller. From 1992 until 1993, Mr. Cohl was an associate and then partner at Crossroads Marketing Group, a Mountain View, California entertainment and sports marketing consultancy. Mr. Cohl began his career in 1987 as a practicing lawyer with Coblentz, Cahen, McCabe & Breyer in San Francisco. He received his B.A. in Political Science from the University of Wisconsin-Madison, and his J.D. with Honors from the University of San Francisco School of Law. Mr. Cohl is a member of the State Bar of California, the author of three published books, and a former part-time lecturer at the University of Southern California Marshall School of Business.

Peter Dombrowski. Mr. Dombrowski has been our chief operating officer and a director since inception in August 2005. He is the publisher and CEO of Silverback Books, Inc., a San Francisco and Los Angeles-based cookbook publisher he founded in 1999. From 1996 to 1999, Mr. Dombrowski was the general manager of Bristol Publishing, a publisher of cookbooks based in northern California. From 1993 to 1996, Mr. Dombrowski was the Vice President of Sales for Affinity Communications Corp. From 1983 to 1993, Mr. Dombrowski was president and chief executive officer of Neal’s Plant Exchange. Prior to 1983, Mr. Dombrowski held a number of senior level positions overseas with major multinational corporations including: From 1975 to 1983, he served as President Directeur General (Chairman of the Board and President) of DAGBAR S.A, a French subsidiary of Lawry’s Foods; managing director of Lawry’s Foods Europe from 1975 to 1983; and assistant vice president of marketing for the consumer products group of W.R. Grace & Co. headquartered in Paris from 1965 to 1975. Mr. Dombrowski holds an MBA in Foreign Trade from Thunderbird, the graduate School of International Management and a BA in Economics from San Francisco State University.

Michael Arthur. Mr. Arthur has been one of our directors since inception in August 2005. He has headed Michael Arthur & Associates, a consulting, interim management and private equity firm specializing in turnarounds, restructurings, mergers and acquisitions, business development and strategic planning since 1990. As a firm principal, Mr. Arthur served as interim chief executive officer and a board member during the turnaround and subsequent sale of California Federal Bank; was advisor to the Franchisee Committee of Long John Silver’s Restaurants in bankruptcy; was advisor to the Equity Committee during the turnaround of Sizzler Restaurants; and served as CEO to restructure and revitalize a national sales promotion and fulfillment firm whose clients included Sam’s Club and K-Mart. Mr. Arthur currently serves as a board member, audit committee chairman and “financial expert” for New World Restaurant Group, Inc., the parent company of four popular bagel chains (Einstein Bros. Bagels, Noah’s New York Bagels, Manhattan Bagel, and Chesapeake Bagel Bakery). Prior to 1990, Mr. Arthur served as executive vice president and chief financial officer of Sizzler Restaurants; executive vice president and chief financial officer of Pinkerton Security; vice president of marketing for Mattel Toys; vice president at D’Arcy, Masius, Benton & Bowles Advertising and as assistant and associate brand manager at Procter and Gamble. Mr. Arthur attended Johns Hopkins University and the Wharton Graduate School of Business.

Marc E. Jaffe. Mr. Jaffe has been one of our directors since inception in August 2005. He has more than 26 years of general management experience in publishing, both in traditional print media, and in all forms of contemporary electronic formats. From May 2006 to the present, he has been the Chief Executive Officer of PixFusion LLC, the leading publisher of children's audio and photo-personalized animated videos incorporating high profile brand characters such as Dora the Explorer, Spider-Man and Care Bears. From April 2004 to May 2006, Mr Jaffe has served as an adviser and consultant to a range of media and technology companies, among them Waterfront Media Inc., Pixfusion LLC, Mikoh Corp. and Red Jam Media, Inc. From January 2001 through March 2004, he was the senior vice president and a member of the executive management committee of Rodale Inc., a leading privately-held publisher of books and magazines on healthy, active lifestyles. At Rodale, he was responsible for, among other matters, its domestic trade book business as well as its licensing business. He oversaw one of its editorial groups as well as certain publishing joint ventures and Rodale’s first film deal. Mr. Jaffe also has international publishing experience. Upon joining Rodale in January 2001, he launched its international trade book publishing effort and was also elected to the board of directors of Men’s Health Italy, Rodale’s international magazine joint venture with Mondadori, one of Italy’s leading book and magazine publishers. As a publisher across many media, Mr. Jaffe was responsible for publishing the South Beach Diet books, Pete Rose’s My Prison Without Bars and a long list of other titles including software and video products with well-known brands such as Star Trek, JK Lasser, The Silver Palate, and Hugh Johnson. From 1998 through March 2001, Mr. Jaffe served as the non-executive chairman of Vizacom, a Nasdaq-listed Internet software publishing company. From 1991 to 2000, Mr. Jaffe founded and was president of Electronic Licensing Organization (“ELO”), a licensing agency dedicated to bringing together various forms of intellectual property with new media and interactive technologies. ELO’s client base included the book publisher, Bantam Doubleday Dell, as well as IBM and others. Earlier in his career, Mr. Jaffe served as executive vice-president of Franklin Electronic Publishers, Inc., an e-book publisher, and as president of the Software and Video Division of Simon & Schuster, then a Paramount company. Mr. Jaffe is a graduate of Columbia Law School and Columbia College.

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Arthur and Jaffe, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Engel, Cohl and Dombrowski, will expire at the second annual meeting.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify and effect an acquisition although we cannot assure you that they will, in fact, be able to do so.

In addition, for a period of no less than two years after the date of the prospectus, we have agreed to engage a designee of Maxim Group LLC as an advisor to our board of directors, where such advisor shall attend meetings of the board, receive all notices and other correspondence and communications sent by us to members of our board of directors. In addition, such advisor shall be entitled to receive, as his/her sole compensation, reimbursement for all costs incurred in attending such meetings. As of December 31, 2006, Maxim has not appointed such designee.

Corporate Governance

Our board of directors intends to establish an audit committee and a compensation committee upon consummation of a business combination. At that time our board of directors intends to adopt charters for these committees.

Code of Conduct

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Special Advisor

Fred Tarter. Mr. Tarter is our special advisor. He has had an active career in the fields of finance, communications, publishing, media and barter. Since 2001, Mr. Tarter’s focus has been on developing several financial structures utilizing insurance and annuity products and the capital markets. He has done this through his newest company, Epic Associates, LLC. He is the holder of two patents on his work. Additionally, Mr. Tarter is a current member of the board of Asset Marketing Systems, LLC, a private company, which is a direct distributor of fixed and equity-indexed annuities. In 1993 Mr. Tarter began The Pharmacy Fund, Inc. (“PFI”), a securitized, asset-backed healthcare financing company of which he was the founder, chairman and chief executive officer. PFI, using its own proprietary network and patented processing system, intercepted third-party pharmacy claims which were credit-evaluated in real time and “purchased” receivables from both independent and chain store pharmacies throughout the U.S. The purchased receivables were used to back pharmacy securitized-asset debentures. In 1996, PFI was recognized as one of the top 100 privately held companies in the U.S. by Inc. Magazine. PFI was acquired in 1998. In May 2002, Mr. Tarter was elected chairman of the Radio Free Europe/Radio Liberty Foundation, a position that he still holds. Radio Free Europe, founded in 1945, today broadcasts in 32 languages across 13 time zones to countries in Europe, Asia, the former Soviet Union, and the Middle East. Since 1984 Mr. Tarter has been a director of Caribbean News Services, Inc., owner and operator of EL VOCERO, a newspaper serving Puerto Rico.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires Affinity directors, officers and persons owning more than 10% of Affinity’s common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based on its review of the copies of such reports furnished to Affinity, or representations from certain reporting persons that no other reports were required, Affinity believes that all applicable filing requirements were complied with during the fiscal year dated December 31, 2006.

Item 10. Executive Compensation

No executive officer has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to any of our founding stockholders, including our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If all of our directors are not deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	All Other Compensation $	Total $

Peter H. Engel Chairman, Chief Executive Officer and Treasurer	2006	ß----------------------------------------NONE--------------------------------------------à

Outstanding Equity Awards at Year End

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (1) (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not vested (#)	Market value of shares that have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares that have not vested (#)	Equity Incentive Plan Awards: Market value of Unearned shares that have not vested ($)

ß-----------------------------------------------------NONE-------------------------------------------------------------à

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

ß------------------------------------NONE-----------------------------------à

Employment Agreement

As of December 31, 2006, the Company was not a party to any employment agreements.

Fiscal Year 2006 Stock Option Awards

The Company did not award any stock options in 2006.

 Compensation Actions in 2007

The Company has not made any bonus or salary awards for performance during 2006, nor has it approved any stock option awards for 2006 performance.

Director Compensation Policy

The Company does not currently pay any fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Performance Graph

We have not included the performance graph index as we became a reporting company on June 5, 2006. We do not expect that our securities will trade at prices much different than the amounts paid for such securities in our initial public offering until such time that we complete a business combination, if we are able to do so.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2007, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class (3)

Peter H. Engel	480,834	11.6%
Howard Cohl	266,250	6.4%
Peter Dombrowski	45,000	1.1%
Michael Arthur	13,750	* %
Marc E. Jaffe	13,750	* %
F Sapling, LLC (4)	266,909	6.4%
Fir Tree, Inc. (5)	367,500	8.8%
Baupost Group LLC (6)	402,000	9.7%
Millenco LLC (7)	280,100	6.7%
All directors and executive officers as a group (five individuals) (8)	819,584	19.7%

* Less than 1%

(1) Unless otherwise indicated, the business address of each of the individuals is 1850 Sawtelle Blvd., Suite 470, Los Angeles, CA 90025.

(2) Our officers and directors have agreed to surrender to us for cancellation up to an aggregate of 22,156 shares in the event, and to the extent, stockholders exercise their right to redeem their shares for cash upon a business combination. The share amounts do not reflect any surrender of shares.

(3) Based upon 4,162,500 shares of common stock issued and outstanding.

(4) Based on information contained in a Statement on Schedule 13G/A filed by Fir Tree, Inc. on February 14, 2007. The address of Sapling LLC is 535 Fifth Avenue, 31st Floor, New York, New York 10017. Fir Tree, Inc. is the investment manager for Sapling LLC. Jeffrey Tannenbaum is the President of Fir Tree, Inc. and has the power to vote or dispose of the securities held by this entity.

(5) Based on information contained in a Statement on Schedule 13G/A filed by Fir Tree, Inc. on February 14, 2007. Includes 100,591 shares of common stock beneficially held by Fir Tree Recovery Master Fund, LP and 266,909 shares of common stock beneficially held by Sapling, LLC, each of which Fir Tree, Inc. is the investment manager. The address of Fir Tree Inc. is 535 Fifth Avenue, 31st Floor, New York, New York 10017. Jeffrey Tannenbaum is the President of Fir Tree, Inc. and has the power to vote or dispose of the securities held by these entities.

(6) Based on information contained in a Statement on Schedule 13G filed by Baupost Group, LLC on February 13, 2007. The Baupost Group, L.L.C. ("Baupost") is a registered investment adviser. SAK Corporation is the Manager of Baupost. Seth A. Klarman, as the sole Director of SAK Corporation and a controlling person of Baupost, may be deemed to have beneficial ownership under Section 13(d) of the securities beneficially owned by Baupost.

(7) Based on information contained in a Statement on Schedule 13G/A filed by Millenco LLC on February 7, 2007. Millennium Management, L.L.C., ("Millennium Management"), is the manager of Millenco, and consequently may be deemed to have voting control and investment discretion over securities owned by Millenco. Israel A. Englander ("Mr. Englander") is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management

(8) Does not include the issuance of up to 427,000 shares of our common stock upon exercise of warrants which may be awarded upon the achievement of certain price targets.

Except for the shares issued as part of the units in the private placement (which may not be sold, assigned or transferred until we consummate a business combination), all of the shares of our common stock outstanding prior to the date of our initial public offering were placed in escrow with American Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•  three years following the date of our initial public offering; or

•  the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our founding stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the date of our initial public offering or purchased in the private placement.

If, at any time within five years of the consummation of a business combination, our publicly-traded common stock reaches a volume weighted average trading price of $6.60 per share for each day during any five day period, Messrs. Engel, Cohl and Dombrowski, our chief executive officer, president and chief operating officer, respectively (so long as they are either an officer, director, employee or consultant to us) will receive warrants allowing them to purchase an aggregate of 200,000 shares of our common stock for $.10 per share. If, at any time within five years of the consummation of a business combination, our publicly-traded common stock reaches a volume weighted average trading price of $7.20 per share for each day during any five day period, these same persons (so long as they are either an officer, director, employee or consultant to us) will receive warrants allowing them to purchase an additional 227,000 shares in the aggregate of our common stock, also for $.10 per share. All such warrants will be exercisable for a period of five years from the date on which they are granted.

Messrs. Engel, Cohl and Dombrowski each will be deemed to be our “parents” and “promoters” as these terms are defined under the Federal securities laws.

Item 12. Certain Relationships and Related Transactions, and Director Independence

In August 2005, we issued 625,000 shares of our common stock to the individuals set forth below for an aggregate amount of $25,000 in cash, at an average purchase price of approximately $0.04 per share, as follows:

Name	Number of Shares	Relationship to Us
Peter H. Engel	331,251	Chairman, chief executive officer and treasurer
Howard Cohl	221,875	President, secretary and director
Peter Dombrowski	37,500	Chief operating officer and director
Michael Arthur	11,458	Director
Marc E. Jaffe	11,458	Director
F Fred Tarter	11,458	Special advisor

On February 13, 2006, our Board of Directors authorized a stock dividend of 0.2 shares of common stock for each outstanding share of common stock, effectively lowering the initial purchase price to approximately $.033 per share. Following the stock dividend, there are 750,000 shares of common stock outstanding as reflected in Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders.”

The holders of the majority of these shares will be entitled to require us, on up to two occasions, to register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before three years from the date of our initial public offering. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Mr. Engel, our chief executive officer, and two non-affiliated accredited investors purchased 250,000 units from us at a purchase price of $6.00 per unit in a private placement prior to our initial public offering. We have granted the holders of such units demand and “piggy-back” registration rights with respect to the 250,000 shares, the 500,000 warrants and the 500,000 shares underlying the warrants at any time commencing on the date we consummate a business combination. The demand registration may be exercised by the holders of a majority of such units. We will bear the expenses incurred in connection with the filing of any such registration statements.

If, at any time within five years of the consummation of a business combination, our publicly-traded common stock reaches a volume weighted average trading price of $6.60 per share for each day during any five day period, Messrs. Engel, Cohl and Dombrowski, our chief executive officer, president and chief operating officer, respectively (so long as they are either an officer, director, employee or consultant to us) will receive warrants allowing them to purchase an aggregate of 200,000 shares of our common stock for $.10 per share. If, at any time within five years of the consummation of a business combination, our publicly-traded common stock reaches a volume weighted average trading price of $7.20 per share for each day during any five day period, these same persons (so long as they are either an officer, director, employee or consultant to us) will receive warrants allowing them to purchase an additional 227,000 shares in the aggregate of our common stock, also for $.10 per share. All such warrants will be exercisable for a period of five years from the date on which they are granted.

If such shares are issued, the holders will have demand and “piggy-back” registration rights with respect to these 427,000 shares at any time after we consummate a business combination. The demand registration may be exercised by the holders of a majority of such shares. We will bear the expenses incurred in connection with the filing of any such registration statements.

Howard Cohl, our president, and affiliates of Peter Engel, our chief executive officer, loaned us a total of $235,000, which was used to pay a portion of the expenses of our initial public offering, such as SEC registration fees, NASD registration fees, blue sky fees and certain legal and accounting fees and expenses. These loans were repaid out of the net proceeds of our initial public offering not being placed in trust. In addition, prior to our formation, affiliates of Peter Engel paid for certain legal and other expenses on our behalf aggregating $60,000, which we have recorded as deferred offering costs. During the period ending December 31, 2005, we have repaid Peter Engel’s affiliates in full for the $60,000 amount.

We maintain executive offices at 1850 Sawtelle Blvd., Suite 470, Los Angeles, CA 90025. The costs for this space is included in the $7,500 per-month fee Silverback Books charges us for general and administrative services, including but not limited to receptionist, secretarial and general office services, pursuant to a letter agreement between us and Silverback Books, an affiliate of Messrs. Engel, Cohl and Dombrowski (our chief executive officer, president and chief operating officer, respectively and the chairman, president and chief executive officer of Silverback Books, respectively), provided that $4,500 of such amount shall only be payable from the interest earned on the trust account. This agreement commenced on the date of our initial public offering and shall continue until the earlier of the consummation of a business combination or our dissolution and liquidation of our trust account. We believe, based on rents and fees for similar services in the Los Angeles metropolitan area, that the fee charged by Silverback Books is at least as favorable as we could have obtained from an unaffiliated person.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our founding stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

Our founding stockholders, will not receive reimbursement for any out-of- pocket expenses incurred by them to the extent that such expenses exceed the amount in the trust fund unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, we anticipate that our officers and directors may enter into employment or consulting agreements, the terms of which shall be negotiated and which we expect to be comparable to employment or consulting agreements with other similarly-situated companies in the publishing industry. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies in the publishing industry.

In addition to the above, after the consummation of a business combination, we expect to pay two of our directors, Messrs. Arthur and Jaffe, $100,000 each in director’s fees for services to be provided in their capacity as directors in the one year following such business combination, should they agree to remain on our board of directors and if our stockholders approve such payments. Additionally, as part of their compensation as directors, we have discussed issuing both Messrs. Arthur and Jaffe options to purchase shares of our common stock upon consummation of a business combination and implementation of a stock option plan, should they agree to remain on our board of directors. We have not yet entered into any formal agreements with regard to these matters. If we do enter into formal agreements, at the time such agreements become operative Messrs. Arthur and Jaffe may no longer qualify as independent directors and, if necessary, we would need to locate additional directors to serve as independent directors on our board of directors.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.

Director Independence

Our board of directors has determined that Messrs. Arthur and Jaffe are currently “independent directors” as defined in Rule 10A-3 of the Exchange Act. After the consummation of a business combination, we expect to pay Messrs. Arthur and Jaffe $100,000 each in director’s fees for services to be provided in their capacity as directors in the one year following such business combination, should they agree to remain on our board of directors and if our stockholders approve such payments. Additionally, as part of their compensation as directors, we have discussed issuing both Messrs. Arthur and Jaffe options to purchase shares of our common stock upon consummation of a business combination and implementation of a stock option plan, should they agree to remain on our board of directors. We have not yet entered into any formal agreements with regard to these matters. If we do enter into formal agreements, at the time such agreements become operative, Messrs. Arthur and Jaffe may no longer qualify as independent directors and, if necessary, we would need to locate additional directors to serve as our independent directors.

Item 13. Exhibits

Exhibit No.	Description

1.1	Form of Underwriting Agreement (2)

3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Certificate of Incorporation, as amended (2)

3.3	Amended and Restated Certificate of Incorporation, as amended. (3)

3.4	Amended and Restated Certificate of Incorporation (5)

3.5	By-laws. (1)

4.1	Specimen Unit Certificate.(1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate.(1)

4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant. (2)

10.1.1	Letter Agreement among the Registrant, Maxim Group LLC and Peter H. Engel. (5)

10.1.2	Letter Agreement among the Registrant, Maxim Group LLC and Howard Cohl. (5)

10.1.3	Letter Agreement among the Registrant, Maxim Group LLC and Peter Dombrowski.(5)

10.1.4	Letter Agreement among the Registrant, Maxim Group LLC and Michael Arthur. (5)

10.1.5	Letter Agreement among the Registrant, Maxim Group LLC and Marc E. Jaffe. (5)

10.1.6	Form of Letter Agreement among the Registrant, Maxim Group LLC and Fred Tarter. (5)

10.2	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant. (6)

10.3	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders. (2)

10.4	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)

10.5	Lease/Office Services Agreement dated August 12, 2005 by and among the Registrant and Silverback Books, Inc., as amended.(2)

10.6.1	Promissory Note, dated August 12, 2005, issued to Howard Cohl in the amount of $15,000, as amended. (2)

10.6.2	Promissory Note, dated August 12, 2005, issued to American Consulting Corp. in the amount of $220,000, as amended. (2)

10.7	Form of Unit Option Purchase Agreement between the Registrant and Maxim Group LLC.(2)

10.8	Placement Unit Agreement among the Registrant, Maxim Group LLC and certain stockholders.(2)

10.9	Form of Additional Warrant Issuance Side Letter between the Registrant and the Initial Stockholders.(2)

14	Code of Ethics (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification *

31.2	Rule 13a-14(a)/15d-14(a) Certification *

32.1	Section 1350 Certification *

32.2	Section 1350 Certification *

(1) Incorporated by reference to Registrant's Registration Statement on S-1 (File No. 333-128707) filed with the Securities and Exchange Commission on September 30, 2005.

(2) Incorporated by reference to Registrant's Registration Statement on S-1 (File No. 333-128707) filed with the Securities and Exchange Commission on February 24, 2006.

(3) Incorporated by reference to Registrant's Registration Statement on S-1 (File No. 333-128707) filed with the Securities and Exchange Commission on April 6, 2006.

(4) Incorporated by reference to Registrant's Registration Statement on S-1 (File No. 333-128707) filed with the Securities and Exchange Commission on May 8, 2006.

(5) Incorporated by reference to Registrant's Registration Statement on S-1 (File No. 333-128707) filed with the Securities and Exchange Commission on May 23, 2006.

(6) Incorporated by reference to Registrant's Registration Statement on S-1 (File No. 333-128707) filed with the Securities and Exchange Commission on May 30, 2006.

*Filed herewith

Item 14. Principal Accountant Fees and Services

The firm of Marcum & Kleigman LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the year ended December 31, 2006 and the period August 12, 2005 (Inception) through December 31, 2005, the fees for our principal accountant were $92,500 and $60,000, respectively, in connection with our initial public offering, our audits (financial statements included in the Form S-1 and Form 10KSB and Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006), and the reviews of our Quarterly Report on Form 10-QSB for the quarters ended June 30, 2006 and September 30, 2006.

Audit Related Fees

During the year ended December 31, 2006 and the period from August 12, 2005 (inception) through December 31, 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the year ended December 31, 2006 and the period from August 12, 2005 (inception) through December 31, 2005, our principal accountant rendered services to us for tax compliance, tax advice and tax planning of $3,500.00 and $0.00 respectively.

All Other Fees

During the year ended December 31, 2006 and the period from August 12, 2005 (inception) through December 31, 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. Our Board of Directors approved the engagement of Marcum & Kleigman LLP as our independent registered public accounting firm in a meeting held on April 10, 2007.

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2007	Affinity Media International Corp.

	By:	/s/ Peter H. Engel
Peter H. Engel Chairman, Chief Executive Officer and Treasurer (principal executive officer)

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter H. Engel	Chairman, chief executive officer and treasurer (Principal Executive Officer)	April 12, 2007
Peter H. Engel

/s/ Howard Cohl	President, secretary and director (Principal Financial & Accounting Officer)	April 12, 2007
Howard Cohl

/s/ Peter Dombrowski	Chief operating officer and director	April 12, 2007
Peter Dombrowski

/s/ Michael Arthur	Director	April 12, 2007
Michael Arthur

/s/ Marc E. Jaffe	Director	April 12, 2007
Marc E. Jaffe