Form 10-Q
period 2007-03-31
Affinity Media International Corp.,
filed 2007-05-14
CIK 1336654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒   No ☐

As of May 9, 2007, the Registrant had 4,162,500 shares of its Common Stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format
Yes ☐   No ☒

AFFINITY MEDIA INTERNATIONAL CORP.

i

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Affinity Media International Corp.
(A Development Stage Enterprise)

CONDENSED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,288
Cash and cash equivalents held in trust	18,368,710
Cash and cash equivalents held in trust - restricted	843,750
Interest receivable	85,093
Prepaid expenses	12,246
Total Current Assets	$19,345,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$97,481
Other current liabilities (See Note 4)	843,750
Total Current Liabilities	941,231

Common stock subject to possible redemption, 862,148 shares at conversion value	4,959,226

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Common stock - $0.0001 par value; 15,000,000 shares authorized; 4,162,500 shares issued and outstanding, (which includes 862,148 shares subject to possible redemption)	330
Additional paid-in capital	13,367,304
Earnings accumulated during the development stage	76,996
Total stockholders’ equity	13,444,630
Total Liabilities and Stockholders’ Equity	$19,345,087

The accompanying notes are an integral part of these condensed financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the period from August 12, 2005 (Inception) through March 31, 2007
OPERATING EXPENSES
Administrative cost allowance - related party	$22,500	$-	$75,000
Marketing, general and administrative expenses	207,452	39,321	594,477
Total operating expenses	229,952	39,321	669,477

OTHER INCOME
Interest income	246,714	-	797,804
Total other income	246,714	-	797,804

Net income (loss) before income taxes	16,762	(39,321)	128,327
Provision for income taxes	6,705	-	51,331

NET INCOME (LOSS)	$10,057	$(39,321)	$76,996

Earnings (loss) per share:
Basic	$0.00	$(0.05)
Diluted	$0.00	$(0.05)

Weighted average shares outstanding:
Basic	3,300,352	750,000 (1)
Diluted	3,300,352	750,000 (1)

(1)	Share amounts have been restated to reflect a stock dividend, effected on February 13, 2006, of 0.2 shares of common stock for each share of common stock outstanding at December 31, 2005.

The accompanying notes are an integral part of these condensed financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the period from August 12, 2005 (Inception) through March 31, 2007
Cash Flows From Operating Activities
Net income (loss)	$10,057	$(39,321)	$76,996
Changes in operating assets and liabilities:
Prepaid expenses	6,740	-	(12,246)
Interest receivable	(484)	-	(85,093)
Accounts payable and accrued expenses	51,013	20,402	97,481
Net cash provided by (used in) operating activities	67,326	(18,919)	77,138

Cash Flows From Investing Activities
Cash and cash equivalents held in trust fund	(120,915)	-	(18,368,710)
Cash and cash equivalents held in trust fund - restricted	-	-	(843,750)
Net cash used in investing activities	(120,915)	-	(19,212,460)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	25,000
Proceeds from notes payable-related party	-	-	235,000
Net proceeds of private offering	-	-	1,365,000
Gross proceeds of public offering	-	-	18,975,000
Payments of costs of public and private offering and deferred offering costs	-	(29,040)	(1,134,490)
Repayment of advance from founding stockholder	-	-	(60,000)
Repayment of notes payable - related party	-	-	(235,000)
Proceeds from issuance of option	-	-	100
Net cash (used in) provided by financing activities	-	(29,040)	19,170,610

Net (Decrease) Increase in Cash	(53,589)	(47,959)	35,288
Cash and cash equivalents - Beginning of the Period	88,877	105,641	-
Cash and cash equivalents - End of the Period	$35,288	$57,682	$35,288

The accompanying notes are an integral part of these condensed financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the period from August 12, 2005 (Inception) through March 31, 2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$30,050	$-	$30,050

Non-Cash Financing Activities:
Deferred offering cost advanced from founding stockholders	$-	$-	$60,000
Accrual of other current liability for offering costs	$-	$-	$843,750

The accompanying notes are an integral part of these condensed financial statements.

AFFINITY MEDIA INTERNATIONAL, CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

Affinity Media International Corp. (a development stage enterprise) (“Affinity” or the “Company”) was incorporated in Delaware on August 12, 2005 as a blank check company whose objective is to acquire an operating business or businesses in the publishing industry located in the United States.

At March 31, 2007, the Company had not yet commenced any operations. All activity through March 31, 2007 relates to the Company’s formation, completion of the Public Offering described below and the identification of a suitable Business Combination, as defined below. Affinity has selected December 31 as its year end.

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

Substantially all of the net proceeds of the Public Offering and the Private Placement are intended to be applied toward consummating a business combination with an operating business or businesses in the publishing industry (“Business Combination”). Pursuant to the agreement with the Underwriter (see Note 4), the Company’s initial Business Combination must be with a business or businesses having a collective fair market value, as determined by the board of directors of the Company, equal to at least 80% of the Company’s net assets at the time of such acquisition. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $18,900,750 of the net proceeds from the initial Public Offering and Private Placement, is held in a trust account (“Trust Account”) and invested in government securities or certain money market funds until the earlier of the consummation of the Company’s first Business Combination or the Company’s dissolution and liquidation of the Trust Account to the Company’s Public Stockholders (as defined below) as part of any plan of dissolution and liquidation approved by a majority of the Company’s stockholders. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The Company's Chairman and certain of its officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company.

AFFINITY MEDIA INTERNATIONAL, CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations, continued

However, there can be no assurance that the Chairman and certain of the Company’s officers will be able to satisfy those obligations. The remaining proceeds, not held in trust, may be used to pay for business, legal and accounting expenses, expenses which may be incurred related to the investigation and selection of a target business, and the negotiation of an agreement to acquire a target business, and for continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business or businesses, will submit such transaction for stockholder approval. All of the Company’s stockholders prior to the Public Offering and the Private Placement, including all of the officers and directors of the Company (“Founding Stockholders”), have agreed to vote their founding shares of Common Stock, par value $.0001 (“Common Stock”) consisting of 750,000 shares owned at March 31, 2007, in accordance with the vote of the majority in interest of the Public Stockholders (see below) of the Company with respect to any Business Combination. One of the Founding Stockholders and two non-affiliated accredited investors have agreed that the shares of Common Stock they acquired through the Private Placement prior to the Public Offering, consisting of 250,000 shares of Common Stock and any other shares acquired in the aftermarket, will be voted in favor of a Business Combination approved by the Board. The Company will proceed with a Business Combination only if a majority of the shares of Common Stock included in the units sold in the Public Offering and the Private Placement and cast at the meeting are voted in favor of the Business Combination, and Public Stockholders (see below) owning 27.26% or a lesser amount of the shares issued in the Public Offering exercise their conversion rights, as described below, and provided further, that the board of directors and officers of the Company may, in the exercise of their business judgment, stipulate any percentage lower than 27.26% as a condition to the closing of a Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

The holders of the Company’s shares of Common Stock issued in connection with the Public Offering or acquired in the aftermarket, excluding shares held by the Company’s officers and directors, their nominees or designees, shares held by the two non-affiliated accredited investors, all of which were acquired in the Private Placement and also excluding the shares acquired prior to the Public Offering and the Private Placement, represent the shares held by the public stockholders (“Public Stockholders”). Pursuant to the Company’s amended and restated Certificate of Incorporation, with respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price is $6.00, which is equal to the original purchase price of the Units issued in the Public Offering. Accordingly, Public Stockholders holding up to 27.26% of the number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination.

The Company’s amended and restated certificate of incorporation (“Certificate of Incorporation”) filed on May 23, 2006 provides for mandatory liquidation of the Trust Account to the Company’s Public Stockholders in connection with a dissolution approved by a majority of the Company’s stockholders in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. This condition raises substantial doubt as to the Company’s ability to continue as a going concern (See Note 3 for managements plans). All of the Company’s Founding Stockholders and the stockholders who acquired shares of Common Stock in the Private Placement have agreed if the Company does not consummate a business combination to vote such shares and any shares of Common Stock acquired in the Public Offering or in the aftermarket in favor of a plan of dissolution and liquidation. In the event of the liquidation of the Trust Account in connection with the Company’s dissolution approved by a majority of the Company’s stockholders, the per share value of the residual assets remaining available for distribution (including Trust Fund assets) is expected to be equal to the initial public offering price of the units in the Public Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Public Offering discussed in Note 5).

AFFINITY MEDIA INTERNATIONAL, CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations, continued

Commencing July 26, 2006, the Company was informed by the Underwriter of the Public Offering that the holders of the Company’s Units can separately trade the common stock and warrants included in such units and that trading in the units will continue. The common stock, warrants and Units are quoted on the Over-The-Counter Bulletin Board under the symbols AFMI, AFMIW and AFMIU, respectively.

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. In the opinion of the Company’s management, such interim statements include all adjustments consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2007 and 2006 and the results of operations and cash flows for the periods indicated. Accordingly, they do not include all of the information and disclosures required for annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accounting policies used in preparing these unaudited condensed financial statements are materially consistent with those described in the audited December 31, 2006 financial statements except for the adoption of FIN 48 and FSP EITF 00-19-2 which is discussed in Note 4. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s audited financial statements filed on Form 10KSB as of December 31, 2006, and for the period August 12, 2005 (Inception) through December 31, 2005.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 3 - Going Concerns and Management Plans

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering (June 9, 2006), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. This condition raises substantial doubt as to the Company’s ability to continue as a going concern.

There can be no assurance that a business combination will be consummated. Should a Business Combination not be consummated by December 9, 2007 or June 9, 2008, if certain extension criteria have been satisfied, the Company would be required to return the funds held in trust to holders of shares issued in the Public Offering described in Note 5, as a mandatory liquidating distribution, pursuant to a plan of dissolution and liquidation approved by the stockholders.

NOTE 4 - Summary of Significant Accounting Policies

Concentrations of Credit Risk - Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with various financial institutions, which may exceed Federally insured limits throughout the period. At March 31, 2007 the Company had cash balances in excess of the maximum amount insured by the FDIC. The Company mitigates its risk by depositing its cash and cash equivalents with major financial institutions.

Income Taxes

The Company recorded a provision for income taxes of $6,705 and $0 for the three months ended March 31, 2007 and 2006, respectively. The provision for income taxes for the three months ended March 31, 2007 has been reflected as an accrual of $6,705 and is included in accounts payable and accrued expenses in the accompanying financial statements.

AFFINITY MEDIA INTERNATIONAL, CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Summary of Significant Accounting Policies, continued

Income Taxes, continued

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The effective tax rate at March 31, 2007 differs from the statutory rate of 34% due to the affects of California state income taxes which has an effective rate of 6%. The effective rate at March 31, 2006 is zero since the Company recorded a full valuation allowance against its deferred tax asset in such period.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007. The evaluation was performed for the tax period August 12 (inception) to December 31, 2005 and the for the year ended December 31, 2006, the tax years which remain subject to examination for Federal and California State purposes as of March 31, 2007. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Earnings (Loss) Per Share

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) were computed by dividing earnings (loss) by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 6,825,000 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note 5 has not been considered in the diluted earnings per share calculation since the Warrants are contingently exercisable. The effect of the 427,000 Incentive Warrants (not yet issued), as described in Note 5 has not been considered in the diluted earnings per share calculation since they are contingently issuable. The effect of the 192,500 shares of common stock and 385,000 Warrants in connection with the Unit Purchase Option as described in Note 5 has not been considered in the diluted earnings per share calculation since the Unit Purchase Option is contingently exercisable. At March 31, 2006, the Warrants, Unit Purchase Option and Incentive Warrants were not issued or agreed upon. Accordingly they are not included in Diluted EPS at March 31, 2006.

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

AFFINITY MEDIA INTERNATIONAL, CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. Adoption of FSP EITF 00-19-2 did not have a material impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Adoption of FASB No. 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

 Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

AFFINITY MEDIA INTERNATIONAL, CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - Public Offering and Private Placement

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

Pursuant to an agreement with the Company, if at any time within five years of a Business Combination, the Company’s publicly-traded Common Stock reaches a volume weighted average trading price of $6.60 per share for each day during any five (5) day period, the Company’s Chief Executive Officer, President and Chief Operating Officer, so long as they are either an officer, employee or consultant to the Company, will be granted warrants (“Incentive Warrants”) allowing them to purchase 200,000 shares, in the aggregate, of the Company’s Common Stock at an exercise price of $.10 per share.  If, at any time within five years of a Business Combination, the Company’s publicly-traded Common Stock reaches a volume weighted average trading price of $7.20 per share for each day during any five day period these same officers, so long as they are either an officer, employee or consultant to the Company, will be granted Incentive Warrants allowing them to purchase an additional 227,000 shares, in the aggregate, of the Company’s Common Stock at an exercise price of $.10 per share.  All such warrants will be exercisable for a period of five years from the date on which they are granted. If such shares are issued upon the exercise of these warrants, the holders will have demand and “piggy-back” registration rights with respect to these 427,000 shares at any time after the Company consummates a business combination. The demand registration may be exercised by the holders of a majority of such shares. The Company is required to use its best efforts to cause the registration of 427,000 shares of Common Stock to be effective and to maintain such effectiveness. However, the agreement does not provide for liquidating damages in the event that it is unable to cause or maintain such effectivness.

AFFINITY MEDIA INTERNATIONAL, CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - Public Offering and Private Placement

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

NOTE 6 - Common Stock

The Company was originally authorized to issue 50,000,000 shares of Common Stock. On March 30, 2006, the Company’s Board of Directors reduced to 15,000,000 the number of shares of Common Stock that the Company is authorized to issue. On August 12, 2005, the Company issued 750,000 shares (as restated for the stock dividend during February 2006) for $25,000 in cash, or $0.03 per share. The holders of the majority of these shares will be entitled to require us, on up to two occasions, to register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which is not before June 9, 2009, and have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company is required to use its best efforts to cause the registration of such shares to be effective and to maintain such effectiveness. However, the agreements do not provide for liquidating damages in the event that it is unable to cause or maintain such effectiveness.

On May 9 and June 9, 2006, the Company issued 250,000 and 2,750,000 shares of Common Stock in connection with a Private Placement and a Public Offering, respectively (See Note 4). On June 29, 2006 the Company issued an additional 412,500 shares of Common Stock as part of the units issued pursuant to the exercise of the Underwriters’ over-allotment option.

NOTE 7 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

AFFINITY MEDIA INTERNATIONAL, CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8- Commitments and Related Party Transactions

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

The Company has engaged Maxim Group LLC, the representative of the underwriters, on a non-exclusive basis, as the agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the SEC, the Company has agreed to pay the representative for bona fide services rendered a commission equal to 3% of the exercise price for each warrant exercised more than one year after the date of this prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for our securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

•	the market price of the underlying shares of common stock is lower than the exercise price;

•	the holder of the warrants has not confirmed in writing that the underwriters solicited the exercise;

•	the warrants are held in a discretionary account;

•	the warrants are exercised in an unsolicited transaction; or

•	the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise.

AFFINITY MEDIA INTERNATIONAL, CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8- Commitments and Related Party Transactions, continued

The Company’s Founding Stockholders and stockholders who have purchased units in the private placement, are entitled to require the Company to register the resale of their shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before three years from the date of this prospectus. If such existing stockholders exercise their registration rights with respect to all of their shares of common stock (including those 250,000 shares and 500,000 shares issuable upon exercise of warrants convertible into shares of common stock issued in the private placement, and up to 427,000 warrants that may be issued to Founding Stockholders upon meeting certain price targets for our common stock ), then there will be an additional 1,927,000 shares of common stock eligible for trading in the public market and the Company will bear the costs of registering such securities.

NOTE 9 - Stock Dividend

Effective February 13, 2006, the Company’s Board of Directors authorized a stock dividend of 0.2 shares of Common Stock for each outstanding share of Common Stock as of December 31, 2005. All references in the accompanying financial statements to the number of shares of Common Stock have been retroactively restated to reflect the stock dividend.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Please read the following discussion together with the financial statements and related notes appearing elsewhere in this Report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth in our Form 10-KSB for the year ended December 31, 2006, ("10-KSB") and Item 2 of Part II under the heading "Cautionary Statement for Forward Looking Statements", discussed elsewhere in this Report.

Overview

We were formed as a blank check company on August 12, 2005 for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities in the publishing industry located in the United States.

Results of Operations

For the three months ended March 31, 2007 and 2006, we had net income (loss) of $10,057 and $(39,321), respectively. The net income for the three months ended March 31, 2007 is attributable primarily to interest income of $246,714, offset by marketing, general and administrative expenses of $229,952. The net loss for the three months ended March 31, 2006 was attributable to organization and formation costs of $39,321.

Liquidity and Capital Resources

For the three months ended March 31, 2007, our net cash provided by operating activities was $67,326, attributable primarily to net income of $10,057 and an increase in accrued expenses of $51,013. Our net cash used in investing activities was $120,915 and consisted of interest earned on trust assets of $245,915, less transfers of trust assets of $125,000 to cash. For the three months ended March 31, 2006, net cash used in operating activities was $18,919, and consisted of a net loss of $39,321, offset by an increase of $20,402 in accrued expenses. Cash used in financing activities of $29,040, consisted of deferred offering costs related to the private placement.

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

The Company’s Founding Stockholders and stockholders who have purchased units in the private placement, are entitled to require the Company to register the resale of their shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before three years from the date of this prospectus. If such existing stockholders exercise their registration rights with respect to all of their shares of common stock (including those 250,000 shares and 500,000 shares issuable upon exercise of warrants convertible into shares of common stock issued in the private placement, and up to 427,000 warrants that may be issued to Founding Stockholders upon meeting certain price targets for our common stock ), then there will be an additional 1,927,000 shares of common stock eligible for trading in the public market and the Company will bear the costs of registering such securities. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of the Company’s common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with the Company or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

In evaluating a prospective target business, the Company will consider, among other factors, the financial condition and results of operation; growth potential; experience and skill of management; availability of additional personnel; capital requirements; competitive position; barriers to entry into other industries; stage of development of the products, processes or services; degree of current or potential market acceptance of the products, processes or services; proprietary features and degree of intellectual property or other protection of the products, processes or services; regulatory environment of the industry; and costs associated with effecting the business combination. These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors, as well as other considerations deemed relevant by the Company in effecting a business combination consistent with its business objective. There are no assurances the Company will be able to successfully effect a business combination.

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

There can be no assurance that a business combination will be consummated. Should a business combination not be consummated by December 9, 2007, or June 9, 2008, if certain extension criteria have been satisfied, we would be required to return the funds held in trust to holders of shares issued in the Initial Public Offering as a mandatory liquidating distribution, pursuant to a plan of dissolution and liquidation. Any such plan of dissolution, if required, would have to first be submitted to stockholders for approval. These conditions raise a substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in our annual report on Form 10-KSB. Judgements and estimates of uncertainties are required in applying our accounting policies in many areas. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, or its equivalent, and the Audit Committee of the Board of Directors, or its equivalent, has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the audited financial statements for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

We adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007 and we also changed the method of accounting following the guidance of the FASB’s staff position provided in Emerging Issues Task Force (“EITF”) 00-19-2 (“FSP EITF 00-19-2”) as further described in Note 4 to our condensed financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. Adoption of EITF 00-19-2 did not have a material impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Adoption of FASB No. 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2007 and 2006, there were no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

•	our ability to identify, negotiate and complete the acquisition of targeted operations, consistent with our business plan;

•	we may be unable to attract new personnel, which would adversely affect implementation of our overall business strategy if a business combination is consummated.

•	the success of our investor relations program to create and sustain interest and liquidity in our stock, which is currently thinly traded on the OTCBB;

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS, Continued

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

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

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

Dated: May 14, 2007	Affinity Media International Corp.

	By:	/s/ Peter H. Engel
Peter H. Engel Chairman and CEO (Principal executive officer)

By:	/s/ Howard Cohl
Howard Cohl President, Treasurer and Director (Principal financial and accounting officer)