Form 10QSB
period 2007-06-30
Affinity Media International Corp.,
filed 2007-08-10
CIK 1336654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

Yes ☒   No ☐

As of August 10, 2007, the Registrant had 4,162,500 shares of its Common Stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

Yes ☐   No ☒

Affinity Media International Corp.

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Affinity Media International Corp.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,845
Cash and cash equivalents held in trust	18,320,696
Cash and cash equivalents held in trust - restricted	843,750
Interest receivable	82,125
Prepaid expenses	12,347

Total Current Assets	19,344,763

Deferred acquisition costs	69,499

Total Assets	$19,414,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$135,547
Other current liabilities (See Note 5)	843,750

Total Current Liabilities	979,297

Common stock subject to possible conversion, 862,148
shares at conversion value	4,959,226

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; 1,000,000 shares	-
authorized; none issued or outstanding
Common stock - $0.0001 par value; 15,000,000 shares
authorized; 4,162,500 shares issued and outstanding,
(which includes 862,148 shares subject to possible
conversion)	330
Additional paid-in capital	13,367,304
Earnings accumulated during the development stage	108,105
Total Stockholders’ Equity	13,475,739
Total Liabilities and Stockholders’ Equity	$19,414,262

The accompanying notes are an integral part of these condensed financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006		For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006		For the period from August 12, 2005 (Inception) through June 30, 2007
OPERATING EXPENSES

Administrative cost allowance - related party	$22,500	$7,500		$45,000	$7,500		$97,500
Marketing, general and administrative expenses	174,741	50,568		382,193	89,889		769,218

Total operating expenses	197,241	58,068		427,193	97,389		866,718

OTHER INCOME

Interest income	249,089	56,038		495,803	56,038		1,046,893

Total other income	249,089	56,038		495,803	56,038		1,046,893

Net income (loss) before income taxes	51,848	(2,030)		68,610	(41,351)		180,175
Provision for income taxes	20,739	-		27,444	-		72,070

NET INCOME (LOSS)	$31,109	$(2,030)		$41,166	$(41,351)		$108,105

Earnings (loss) per share:
Basic and diluted	$0.01	$(0.00)		$0.01	$(0.04)

Weighted average shares outstanding:
Basic and diluted	3,300,352	1,385,788	(1)	3,300,352	1,069,649	(1)

(1)	Share amounts have been restated to reflect a stock dividend, effected on February 13, 2006, of 0.2 shares of common stock for each share of common stock outstanding at December 31, 2005.

The accompanying notes are an integral part of these condensed financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	For the period from August 12, 2005 (Inception) through June 30, 2007
Cash Flows From Operating Activities
Net income (loss)	$41,166	$(41,351)	$108,105
Changes in operating assets and liabilities:
Prepaid expenses	6,639	(3,300)	(12,347)
Interest receivable	2,484	(34,152)	(82,125)
Accounts payable and accrued expenses	19,580	8,702	66,048
Net cash provided by (used in) operating activities	69,869	(70,101)	79,681

Cash Flows From Investing Activities
Cash and cash equivalents held in trust fund	(72,901)	(18,078,886)	(18,320,696)
Cash and cash equivalents held in trust fund -
restricted	-	(843,750)	(843,750)
Net cash used in investing activities	(72,901)	(18,922,636)	(19,164,446)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	25,000
Proceeds from notes payable-related party	-	-	235,000
Net proceeds of private offering	-	1,365,000	1,365,000
Gross proceeds of public offering	-	18,975,000	18,975,000
Payments of costs of public and private offering
and deferred offering costs	-	(1,053,134)	(1,134,490)
Repayment of advance from founding
stockholder	-	-	(60,000)
Repayment of notes payable - related party	-	(235,000)	(235,000)
Proceeds from issuance of option	-	100	100
Net cash provided by financing activities	-	19,051,966	19,170,610

Net (Decrease) Increase in Cash and Cash Equivalents	(3,032)	59,229	85,845

Cash and Cash Equivalents - Beginning of the Period	88,877	105,641	-

Cash and Cash Equivalents - End of the Period	$85,845	$164,870	$85,845

The accompanying notes are an integral part of these condensed financial statements.

Affinity Media International Corp.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	For the period from August 12, 2005 (Inception) through June 30, 2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$39,950	$-	$39,950

Non-Cash Financing Activities:
Deferred offering cost advanced from founding
stockholders	$-	$-	$60,000

Accrual of other current liability for offering costs	$-	$843,750	$843,750

Deferred acquisition costs accrued and deferred	$69,499	$-	$69,499

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

At June 30, 2007, the Company had not yet commenced any operations. All activity through June 30, 2007 relates to the Company’s formation, completion of the Public Offering described below and the identification of a suitable Business Combination, as defined below. Affinity has selected December 31 as its year end.

The registration statement of the Company’s initial public offering (“Public Offering”) was declared effective on June 5, 2006. The Company consummated its Public Offering on June 9, 2006 and received net proceeds of approximately $14,660,000, after reserving $720,000 for contingent underwriting compensation which is included in other current liabilities. Prior to the Public Offering, the Company consummated a private placement (“Private Placement”) and received net proceeds of $1,365,000. Both the Public Offering and the Private Placement are discussed in Note 5. On June 29, 2006, the Company consummated the funding of the Underwriter’s over-allotment option from the Public Offering, receiving net proceeds of approximately $2,277,000, after reserving $123,750 for contingent underwriting compensation which is included in other current liabilities.

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

The Company, after signing a definitive agreement for the acquisition of a target business or businesses, will submit such transaction for stockholder approval. All of the Company’s stockholders prior to the Public Offering and the Private Placement, including all of the officers and directors of the Company (“Founding Stockholders”), have agreed to vote their founding shares of Common Stock, par value $.0001 (“Common Stock”) consisting of 750,000 shares owned at June 30, 2007, in accordance with the vote of the majority in interest of the Public Stockholders (see below) of the Company with respect to any Business Combination. One of the Founding Stockholders and two non-affiliated accredited investors have agreed that the shares of Common Stock they acquired through the Private Placement prior to the Public Offering, consisting of 250,000 shares of Common Stock and any other shares acquired in the aftermarket, will be voted in favor of a Business Combination approved by the Board. The Company will proceed with a Business Combination only if a majority of the shares of Common Stock included in the units sold in the Public Offering and the Private Placement and cast at the meeting are voted in favor of the Business Combination, and Public Stockholders (see below) owning 27.26% or a lesser amount of the shares issued in the Public Offering exercise their conversion rights, as described below, and provided further, that the board of directors and officers of the Company may, in the exercise of their business judgment, stipulate any percentage lower than 27.26% as a condition to the closing of a Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. In the opinion of the Company’s management, such statements include all adjustments consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2007 and the results of operations and cash flows for the periods indicated. Accordingly, they do not include all of the information and disclosures required for annual financial statements. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Accounting policies used in preparing these unaduited condensed financial statements are materially consistent with those described in the audited December 31, 2006 financial statements except for the adoption of FIN 48 and FSP EITF 00-19-2 which is discussed in Note 4. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s audited financial statements filed on Form 10-KSB as of December 31, 2006, and for the period August 12, 2005 (Inception) through December 31, 2006.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ended December 31, 2007 or any other interim period.

NOTE 3 - Going Concerns and Management Plans

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Public Offering (June 9, 2006), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. This condition raises substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 4 - Summary of Significant Accounting Policies

Concentrations of Credit Risk - Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with various financial institutions, which may exceed insured limits throughout the period. At June 30, 2007 the Company had cash balances in excess of the maximum amount insured. The Company mitigates its risk by depositing its cash and cash equivalents with major financial institutions.

AFFINITY MEDIA INTERNATIONAL CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 4 - Summary of Significant Accounting Policies, continued

Income Taxes

The Company recorded a provision for income taxes of $20,739 and $0 for the three months ended June 30, 2007 and 2006, and $ 27,444 and $0 for the six months ended June 30, 2007 and 2006, respectively. The provision for income taxes for the six months ended June 30, 2007 has been reflected as an accrual of $27,444 and is included in accounts payable and accrued expenses in the accompanying financial statements.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The effective tax rate at June 30, 2007 differs from the statutory rate of 34% due to the affects of California state income taxes, which has an effective rate of 6%. The effective rate for the three and six months ended June 30, 2006 is zero since the Company recorded a full valuation allowance against its deferred tax asset in such period .

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007. The evaluation was performed for the tax period August 12 (inception) to December 31, 2005 and the for the year ended December 31, 2006, the tax years which remain subject to examination for Federal and California State purposes as of June 30, 2007. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses. There were no amounts accrued for penalties or interest as of or during the three and six months ended June 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Deferred Acquisition Costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 - Business Combinations - (“SFAS 141”), the Company records costs incurred for accounting, legal, investigations and appraisals related to the acquisitions of targeted businesses as deferred acquisition costs. The disposition of these costs will be determined upon consummation of the related acquisition. Through June 30, 2007 the Company has recorded $69,499 of such deferred acquisition costs in connection with the proposed business combination described more fully in Note 10.

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
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 4 - Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

In February 2007, the FASB issued Statement of Financial Accounting Standard 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Adoption of FASB No. 159 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

AFFINITY MEDIA INTERNATIONAL CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 5 - Public Offering and Private Placement, continued

Prior to the Public Offering, one of the Founding Stockholders and two non-affiliated accredited investors purchased from the Company in the Private Placement, an aggregate of 250,000 Units at $6.00 per Unit, for a total of $1,500,000. These Units consist of the same Common Stock and Warrants as offered by the Company in the Public Offering. The shares and Warrants comprising the Private Placement units may not be sold, assigned or transferred until after the Company consummates a Business Combination. Thereafter, under certain conditions, the shares held by the Founding Stockholders, including the shares acquired through the Private Placement by one of the Founding Stockholders and two non-affiliated accredited investors, include certain piggyback and other registration rights that may be demanded by those stockholders. The Company is required to use its best efforts to cause the registration of the 250,000 shares of Common Stock and the 500,000 shares of Common Stock underlying the Warrants to be effective and to maintain such effectiveness. However, the agreement does not provide for liquidating damages in the event that the Company is unable to cause or maintain such effectiveness.

Pursuant to an agreement with the Company, if at any time within five years of a Business Combination, the Company’s publicly-traded Common Stock reaches a volume weighted average trading price of $6.60 per share for each day during any five (5) day period, the Company’s Chief Executive Officer, President and Chief Operating Officer, so long as they are either an officer, employee or consultant to the Company, will be granted warrants (“Incentive Warrants”) allowing them to purchase 200,000 shares, in the aggregate, of the Company’s Common Stock at an exercise price of $.10 per share.  If, at any time within five years of a Business Combination, the Company’s publicly-traded Common Stock reaches a volume weighted average trading price of $7.20 per share for each day during any five day period these same officers, so long as they are either an officer, employee or consultant to the Company, will be granted Incentive Warrants allowing them to purchase an additional 227,000 shares, in the aggregate, of the Company’s Common Stock at an exercise price of $.10 per share.  All such warrants will be exercisable for a period of five years from the date on which they are granted. If such shares are issued upon the exercise of these warrants, the holders will have demand and “piggy-back” registration rights with respect to these 427,000 shares at any time after the Company consummates a business combination. The demand registration may be exercised by the holders of a majority of such shares. The Company is required to use its best efforts to cause the registration of 427,000 shares of Common Stock to be effective and to maintain such effectiveness. However, the agreement does not provide for liquidating damages in the event that the Company is unable to cause or maintain such effectivness.

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

AFFINITY MEDIA INTERNATIONAL CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 5 - Public Offering and Private Placement, continued

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

NOTE 6 - Common Stock

The Company was originally authorized to issue 50,000,000 shares of Common Stock. On March 30, 2006, the Company’s Board of Directors reduced to 15,000,000 the number of shares of Common Stock that the Company is authorized to issue. On August 12, 2005, the Company issued 750,000 shares (as restated for the stock dividend during February 2006) for $25,000 in cash, or $0.03 per share. The holders of the majority of these shares will be entitled to require the Company, on up to two occasions, to register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which is not before June 9, 2009, and have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company is required to use its best efforts to cause the registration of such shares to be effective and to maintain such effectiveness. However, the agreements do not provide for liquidating damages in the event that the Company is unable to cause or maintain such effectiveness.

On May 9 and June 9, 2006, the Company issued 250,000 and 2,750,000 shares of Common Stock in connection with a Private Placement and a Public Offering, respectively (See Note 5). On June 29, 2006 the Company issued an additional 412,500 shares of Common Stock as part of the units issued pursuant to the exercise of the Underwriters’ over-allotment option.

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
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 8- Commitments and Related Party Transactions, continued

On June 29, 2007 the Company signed an agreement with Brainerd Communicators, Inc. to provide financial public relations services for a fee of $7,500 per month. The term of the agreement is for the period commencing July 12, 2007, expiring 30 days after the completion of the first acquisition and may be terminated by either party upon 30 days notice.

On July 2, 2007 the Company signed an agreement with PFK Development Group (“PFK”) acknowledging and re-confirming an oral agreement made on or about April 5, 2007. PFK, who, as a non-exclusive independent consultant and for a monthly fee of $5,000 has agreed to assist the Company with identifying potential acquisition candidates. The PFK agreement has a term of one year and may be terminated in writing without notice or cause by either party at any time. In addition, PFK will be entitled to a success fee for candidates introduced to the Company prior to the end of the engagement if during the term of the agreement or within one year after the expiration or termination of the agreement the Company consummates a business combination transaction with the candidate. The success fee is 5% of that portion of the purchase price up to $1,000,000 plus 4% of that portion of the purchase price between $1,000,001 and $2,000,000, plus 3% of that portion of the purchase price between $2,000,001 and $3,000,000, plus 2% of that portion of the purchase price between $3,000,001 and $4,000,000, plus 1% of that portion of the purchase price exceeding $4,000,000 (See Note 10).

NOTE 9 - Stock Dividend

Effective February 13, 2006, the Company’s Board of Directors authorized a stock dividend of 0.2 shares of Common Stock for each outstanding share of Common Stock as of December 31, 2005. All references in the accompanying financial statements to the number of shares of Common Stock have been retroactively restated to reflect the stock dividend.

AFFINITY MEDIA INTERNATIONAL CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 10 - Subsequent Events

Commitment

On July 9, 2007, the Company signed an agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) engaging them to prepare a fairness opinion regarding the potential acquisition of Hotels (See below). The fee required by Ladenburg is $75,000 and is payable in increments of $25,000, the first $25,000 of which was paid on July 11, 2007 in connection with the signing of the agreement. The second payment is due and payable on August 6, 2007 or the date the opinion is issued and the third installment is due 30 days after the date the opinion is issued.

Merger Agreement

On July 24, 2007, the Company, and its wholly-owned subsidiary, Affinity Acquisition Subsidiary Corp., (“Affinity Subsidiary”) a Delaware corporation formed on July 23, 2007, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hotels at Home, Inc., a Delaware corporation (“Hotels”), pursuant to which Hotels will merge into the Affinity Subsidiary and Hotels will become a wholly-owned subsidiary of the Company.  Following consummation of the merger, it is anticipated that the Affinity Subsidiary will change its name to Hotels at Home, Inc.  Hotels is headquartered in Fairfield, New Jersey has a subsidiary located in Fairfield, New Jersey and a subsidiary located in Paris, France.

The Merger Agreement provides that by virtue of the merger, and subject to certain adjustments, Hotels stockholders will receive: (a) an aggregate of 3,509,203 shares of Affinity Common Stock and (b) $16,000,000 in cash in exchange for all of the issued and outstanding capital stock of Hotels.

Up to 27.26% of investors holding shares from the Company’s IPO who elect to vote against the Merger and convert such shares will be entitled to $6.00 per share. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, the Company now has until June 9, 2008 to complete this business combination.

The Merger Agreement is subject to customary representations and warranties by both the Company and Hotels.

Hotels Stockholders have agreed to a twelve month lockup of the shares of common stock issuable to them in the merger. The Company has agreed to register the shares issuable to Hotels following the closing pursuant to the terms of a registration rights agreement. The Company has agreed to file a registration statement to provide for the resale of such shares within 90 days after the effective date of the merger (the “Effective Date”) and has agreed to grant certain demand and piggyback registration rights.

The Merger Agreement provides that at the time of the merger, the Company shall designate two members, Hotels shall designate two members, and together the Company and Hotels shall designate one independent member to the Company’s board of directors.

Pursuant to the merger agreement the Company has agreed to seek approval of its stockholders to establish a new incentive plan (the “Stock Option Plan”) to provide for, among other things, the reservation of 1,400,000 of the Company’s shares of common stock to allow for the grant of stock options and other stock based awards under the Stock Option Plan. In addition, Hotels has a deferred compensation plan in place which Hotels and the Company intend to maintain for a period of time after the Effective Date.

AFFINITY MEDIA INTERNATIONAL CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 10 - Subsequent Events, continued

Pursuant to the terms of the Merger Agreement, the Company may undertake and consummate one or more private placements of its equity and/or debt securities prior to the effective date of the merger upon terms acceptable to it, after consultation with Hotels; provided, however, that: (a) the gross proceeds of such private placement do not exceed the lesser of the amount paid in conversion payments and $5,000,000, (b) The Company shall use commercially reasonable efforts to ensure that the per share consideration received for any equity securities offered or sold in such private placement is not less than a discount of more than 20% of the average closing price of the Company’s Common Stock for the 10 days prior to the closing of the private placement and (c) the net proceeds of such private placement are used solely to: (i) pay a portion of the Cash Consideration and (ii) provide working capital to the Affinity Subsidiary.

Pursuant to the terms of the Merger Agreement, the Merger Agreement may be terminated at any time prior to the closing, as follows: (a) by mutual written consent of the Company and Hotels; (b) by either the Company or Hotels if (a) a permanent injunction or other order prohibiting the merger shall have become final and non-appealable or (b) if the Merger shall not have been consummated on or before June 9, 2008; (c) by Hotels, if (i) prior to the Closing Date there shall have been a material breach of any representation, warranty, covenant or agreement on the part of the Company contained in the Merger Agreement or any representation or warranty of the Company shall have become untrue after the date of the Merger Agreement, which breach or untrue representation or warranty would, individually or in the aggregate with all other such breaches and untrue representations and warranties, give rise to the failure of a condition and is incapable of being cured prior to the Closing Date by the Company or is not cured within thirty (30) days of notice of such breach, (ii) any of the conditions to closing shall have become incapable of fulfillment; (iii) the Company has not filed its preliminary proxy statement with the SEC within a reasonable time of the Company’s receipt of audited financial statements of Hotels (the “New Financial Statements”), or such proxy statement has not been approved by the SEC by June 9, 2008; (iv) the Company has not held its stockholders meeting to approve the Merger within forty-five (45) days of approval of the proxy statement by the SEC; (v) the Company’s board of directors has withdrawn or changed its recommendation to its stockholders regarding the Merger; or (vi) the Merger Agreement and the transactions contemplated thereby shall fail to be approved and adopted by the affirmative vote of the holders of the Company’s Common Stock under the Company’s certificate of incorporation, as amended, or more than 27.26% of the holders of the shares issued in the IPO (the “IPO Shares”) entitled to vote on the Merger elect to convert their IPO Shares into cash from the Trust Fund. (d) By the Company, if (i) prior to the Closing Date there shall have been a material breach of any representation, warranty, covenant or agreement on the part of Hotels contained in the Merger Agreement or any representation or warranty of Hotels shall have become untrue after the date of the Merger Agreement, which breach or untrue representation or warranty (A) would, individually or in the aggregate with all other such breaches and untrue representations and warranties, give rise to the failure of a condition and (B) is incapable of being cured prior to the Closing Date by Hotels or is not cured within thirty (30) days of notice of such breach; or (ii) any of the closing conditions shall have become incapable of fulfillment; (e) In the event that the New Financial Statements reflect a material adverse change in the financial condition of Hotels when compared to the audited financial statements of Hotels previously delivered to the Company for the fiscal year ended December 31, 2006, then the Company shall have the right to terminate the Merger Agreement upon 10 days prior notice.  If the Company terminates the Merger Agreement pursuant to this provision, the Company shall be responsible for the costs and expenses of such New Financial Statements.

Upon the consummation of the proposed merger with Hotels, the Company is obligated to pay a success fee to PFK Development Group (see Note 8).

Item 2. Management’s Discussion and Analysis or Plan of Operation

Please read the following discussion together with the financial statements and related notes appearing elsewhere in this Report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth in our Form 10-KSB for the year ended December 31, 2006, (“10-KSB”) and Item 2 of Part II under the heading "Cautionary Statement for Forward Looking Statements", discussed elsewhere in this Report.

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

Planned Merger

On July 25, 2007 we announced our planned merger with Hotels At Home, Inc. (“Hotels”), an industry leading publisher of in-room retail catalogs and hotel-branded e-commerce Web sites for luxury hotels and resorts worldwide. Hotels’ cataloges and Web sites allow hotel guests to purchase items they have enjoyed during their stays, such as pillows, linens, robes, beds, and more. Hotels is a privately held company, headquartered in Fairfield, New Jersey with subsidiaries located in Fairfield, New Jersey and Paris, France. A more complete description of the transactions described above, including exhibits related thereto such as the Merger Agreement, is included in a Form 8-K filed on July 20, 2007 and a Form 8K/A filed on July 27, 2007.

Results of Operations

For the three months ended June 30, 2007 and 2006, we had net income (loss) of $31,109 and $(2,030) respectively. The net income for the three months ended June 30, 2007 is attributable primarily to interest income of $249,089, offset by marketing, general and administrative expenses of $197,241. The net loss for the three months ended June 30, 2006 was attributable primarily to interest income of $56,038, offset by marketing, general and administrative expenses of $58,068.

For the six months ended June 30, 2007 and 2006, we had a net income (loss) of $41,166 and $(41,351), respectively. The net income for the six months ended June 30, 2007 is attributed primarily to interest income of $495,803, offset by marketing, general and administrative expenses of $427,193. The net loss for the six months ended June 30, 2006 is attributable primarily to organization and formation expenses.

Liquidity and Capital Resources

For the six months ended June 30, 2007, our net cash provided by operating activities was $69,869, attributable primarily to net income of $41,166 and an increase in accrued expenses of $19,580. Our net cash used in investing activities was $72,901 and consisted of interest earned on trust assets of $497,901, less transfers of trust assets of $425,000 to cash. For the six months ended June 30, 2006, net cash used in operating activities was $70,101, and consisted of a net loss of $41,351, and an increase of $34,152 in interest receivable.

For the six months ended June 30, 2006, our net cash used in investing activities was $18,922,636 attributable to the investment of the proceeds from the sale of units to the public and private placement discussed below. For the six months ended June 30, 2006 our net cash provided by financing activities was $19,051,966 and is attributable to the sale of units to the public and the private placement discussed below.

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

The Company’s Founding Stockholders and stockholders who have purchased units in the private placement, are entitled to require the Company to register the resale of their shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before three years from the date of the public offering. If such existing stockholders exercise their registration rights with respect to all of their shares of common stock (including those 250,000 shares and 500,000 shares issuable upon exercise of warrants convertible into shares of common stock issued in the private placement, and up to 427,000 warrants that may be issued to Founding Stockholders upon meeting certain price targets for our common stock), then there will be an additional 1,927,000 shares of common stock eligible for trading in the public market and the Company will bear the costs of registering such securities. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of the Company’s common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders or the target business may be discouraged from entering into a business combination with the Company or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

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

On June 29, 2007 we signed an agreement with Brainerd Communicators, Inc. to provide financial public relations services for a fee of $7,500 per month. The term of the agreement is for the period commencing July 12, 2007, expiring 30 days after the completion of the first acquisition and may be terminated by either party upon 30 days notice.

On July 2, 2007 we signed an agreement with PFK Development Group (“PFK”) acknowledging and re-confirming an oral agreement made on or about April 5, 2007. PFK, who, as a non-exclusive independent consultant and for a monthly fee of $5,000 has agreed to assist the Company with identifying potential acquisition candidates. The PFK agreement has a term of one year and may be terminated in writing without notice or cause by either party at any time. In addition, PFK will be entitled to a success fee for candidates introduced to the Company prior to the end of the engagement if during the term of the agreement or within one year after the expiration or termination of the agreement the Company consummates a business combination transaction with the candidate. The success fee is 5% of that portion of the purchase price up to $1,000,000 plus 4% of that portion of the purchase price between $1,000,001 and $2,000,000, plus 3% of that portion of the purchase price between $2,000,001 and $3,000,000, plus 2% of that portion of the purchase price between $3,000,001 and $4,000,000, plus 1% of that portion of the purchase price exceeding $4,000,000.
Upon the consummation of the proposed merger with Hotels, we will be obligated to pay a success fee to PFK Development Group.

Critical Accounting Policies

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in our annual report on Form 10-KSB. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, or its equivalent, and the Audit Committee of the Board of Directors, or its equivalent, has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the audited financial statements for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Adoption of FASB No. 159 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2007 and 2006, there were no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

•	our ability to identify, negotiate and complete the acquisition of targeted operations, consistent with our business plan;

•	we may be unable to attract new personnel, which would adversely affect implementation of our overall business strategy if a business combination is consummated;

•	the success of our investor relations program to create and sustain interest and liquidity in our stock, which is currently thinly traded on the OTCBB;

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

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Affinity Media International Corp.

Dated: August 10 , 2007	By:	/s/ Peter H. Engel
Peter H.Engel
Chairman and CEO (Principal executive officer)

By:	/s/ Howard Cohl
Howard Cohl
President, Treasurer and Director (Principal financial and accounting officer)