Form 10QSB
period 2007-09-30
Affinity Media International Corp.,
filed 2007-11-14
CIK 1336654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to ________________

COMMISSION FILE NUMBER: 000-51983

AFFINITY MEDIA INTERNATIONAL CORP.
(Exact name of Small Business Issuer as Specified in Its Charter)

Delaware	20-3315459
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒   No  ☐

As of November 13, 2007, the Registrant had 4,162,500 shares of its Common Stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

Yes  ☐   No  ☒

AFFINITY MEDIA INTERNATIONAL CORP.

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$177,032
Cash and cash equivalents held in trust	18,218,099
Cash and cash equivalents held in trust - restricted	843,750
Interest receivable	82,898
Prepaid expenses	12,933

Total Current Assets	19,334,712

Deferred acquisition costs	256,218

Total Assets	$19,590,930

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$330,836
Other current liabilities	843,750

Total Current Liabilities	1,174,586

Common stock subject to possible conversion, 862,148
shares at conversion value	4,959,226

COMMITMENTS

STOCKHOLDERS' EQUITY

Preferred stock - $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Common stock - $0.0001 par value; 15,000,000 shares authorized; 4,162,500 shares issued and outstanding, (which includes 862,148 shares subject to possible conversion)	330
Additional paid-in capital	13,367,304
Earnings accumulated during the development stage	89,484
Total Stockholders’ Equity	13,457,118
Total Liabilities and Stockholders’ Equity	$19,590,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006		For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006		For the period from August 12, 2005 (Inception) through September 30, 2007
OPERATING EXPENSES

Administrative cost allowance - related party	$22,500	$22,500		$67,500	$30,000		$120,000
Marketing, general and administrative expenses	260,038	137,617		642,230	227,506		1,029,255

Total operating expenses	282,538	160,117		709,730	257,506		1,149,255

OTHER INCOME

Interest income	253,251	243,629		749,053	299,667		1,300,143

Total other income	253,251	243,629		749,053	299,667		1,300,143

Net (loss) income before income taxes	(29,287)	83,512		39,323	42,161		150,888
(Benefit) provision for income taxes	(10,666)	5,920		16,778	5,920		61,404

NET (LOSS) INCOME	$(18,621)	$77,592		$22,545	$36,241		$89,484

(Loss) earnings per share:
Basic and Diluted	$(0.01)	$0.02		$0.01	$0.02

Weighted average shares outstanding:
Basic and Diluted	3,300,352	3,300,352	(1)	3,300,352	1,812,047	(1)

(1) Share amounts have been restated to reflect a stock dividend, effected on February 13, 2006, of 0.2 shares of common stock for each share of common stock outstanding at December 31, 2005.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For the period from August 12, 2005 (Inception) through September 30, 2007
Cash Flows From Operating Activities
Net income	$22,545	$36,241	$89,484
Changes in operating assets and liabilities:
Prepaid expenses	6,053	(8,734)	(12,933)
Interest receivable	1,711	(75,731)	(82,898)
Accounts payable and accrued expenses	119,050	9,968	165,518
Net cash provided by (used in) operating activities	149,359	(38,256)	159,171

Cash Flows From Investing Activities
Payments for deferred acquisition costs	(90,900)	-	(90,900)
Cash and cash equivalents held in trust fund	29,696	(18,205,936)	(18,218,099)
Cash and cash equivalents held in trust fund - restricted	-	(843,750)	(843,750)
Net cash used in investing activities	(61,204)	(19,049,686)	(19,152,749)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	25,000
Proceeds from notes payable-related party	-	-	235,000
Net proceeds of private offering	-	1,365,000	1,365,000
Gross proceeds of public offering	-	18,975,000	18,975,000

Payments of costs of public and private offering and deferred offering costs	-	(1,053,134)	(1,134,490)
Repayment of advance from founding stockholder	-	-	(60,000)
Repayment of notes payable - related party	-	(235,000)	(235,000)
Proceeds from issuance of option	-	100	100
Net cash provided by financing activities	-	19,051,966	19,170,610

Net Increase (Decrease) in Cash and Cash Equivalents	88,155	(35,976)	177,032

Cash and Cash Equivalents - Beginning of the Period	88,877	105,641	-

Cash and Cash Equivalents - End of the Period	$177,032	$69,665	$177,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For the period from August 12, 2005 (Inception) through September 30, 2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$39,950	$-	$39,950
Non-Cash Financing Activities:

Deferred offering cost advanced from founding stockholders	$-	$-	$60,000

Accrual of other current liability for offering costs	$-	$843,750	$843,750

Deferred acquisition costs accrued and deferred	$165,318	$-	$165,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFFINITY MEDIA INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

Affinity Media International Corp. (a development stage enterprise) (“Affinity”) was incorporated in Delaware on August 12, 2005 as a blank check company whose objective is to acquire an operating business or businesses in the publishing industry located in the United States. On July 23, 2007, Affinity formed Affinity Acquisition Subsidiary Corp. (“Affinity Subsidiary”), a Delaware Corporation, for the purpose of effecting a business combination with Hotels at Home, Inc. Affinity and Affinity Subsidiary are collectively referred to as the“Company”. See Note 10 - Merger Agreement for a discussion of a definitive agreement and plan of merger entered into on July 24, 2007.

At September 30, 2007, the Company had not yet commenced any operations. All activity through September 30, 2007 relates to the Company’s formation, completion of the Public Offering described below and the identification of a suitable Business Combination, as defined below. Affinity has selected December 31 as its year end.

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

Substantially all of the net proceeds of the Public Offering and the Private Placement are intended to be applied toward consummating a business combination with an operating business or businesses in the publishing industry (“Business Combination”). Pursuant to the Company’s amended and restated Certificate of Incorporation, the Company’s initial Business Combination must be with a business or businesses having a collective fair market value, as determined by the board of directors of the Company, equal to at least 80% of the Company’s net assets at the time of such acquisition. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $18,900,750 of the net proceeds from the initial Public Offering and Private Placement, was placed in a trust account (“Trust Account”) and invested in government securities or certain money market funds until the earlier of the consummation of the Company’s first Business Combination or the Company’s dissolution and liquidation of the Trust Account to the Company’s Public Stockholders (as defined below) as part of any plan of dissolution and liquidation approved by a majority of the Company’s stockholders. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The Company's Chairman and certain of its officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that the Chairman and certain of the Company’s officers will be able to satisfy those obligations. The remaining proceeds, not held in trust, may be used to pay for business, legal and accounting expenses, expenses which may be incurred related to the investigation and selection of a target business, the negotiation of an agreement to acquire a target business, and for continuing general and administrative expenses.

AFFINITY MEDIA INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations, continued

The Company, after signing a definitive agreement for the acquisition of a target business or businesses, will submit such transaction for stockholder approval. All of the Company’s stockholders prior to the Public Offering and the Private Placement, including all of the officers and directors of the Company (“Founding Stockholders”), have agreed to vote their founding shares of Common Stock, par value $.0001 (“Common Stock”) consisting of 750,000 shares owned at September 30, 2007, in accordance with the vote of the majority interest of the Public Stockholders (see below) of the Company with respect to any Business Combination. One of the Founding Stockholders and two non-affiliated accredited investors have agreed that the shares of Common Stock they acquired through the Private Placement prior to the Public Offering, consisting of 250,000 shares of Common Stock and any other shares acquired in the aftermarket, will be voted in favor of a Business Combination approved by the Board. The Company will proceed with a Business Combination only if a majority of the shares of Common Stock included in the units sold in the Public Offering and the Private Placement and cast at the meeting are voted in favor of the Business Combination, and Public Stockholders (see below) owning 27.26% or a lesser amount of the shares issued in the Public Offering exercise their conversion rights, as described below, and provided further, that the board of directors and officers of the Company may, in the exercise of their business judgment, stipulate any percentage lower than 27.26% as a condition to the closing of a Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

AFFINITY MEDIA INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. In the opinion of the Company’s management, such statements include all adjustments consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2007 and the results of operations and cash flows for the periods indicated. Accordingly, they do not include all of the information and disclosures required for annual financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Accounting policies used in preparing these unaudited condensed consolidated financial statements are materially consistent with those described in the audited December 31, 2006 financial statements except for the adoption of FIN 48 and FSP EITF 00-19-2 which is discussed in Note 4. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s audited financial statements filed on Form 10-KSB as of December 31, 2006, and for the period August 12, 2005 (Inception) through December 31, 2006.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ended December 31, 2007 or any other interim period.

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

There can be no assurance that a business combination will be consummated. Should a Business Combination not be consummated by December 9, 2007 or June 9, 2008, if certain extension criteria have been satisfied, the Company would be required to return the funds held in trust to holders of shares issued in the Public Offering described in Note 5, as a mandatory liquidating distribution, pursuant to a plan of dissolution and liquidation approved by the stockholders. See Note 10 for a discussion of the Company’s Agreement and Plan of Merger with Hotels.

NOTE 4 - Summary of Significant Accounting Policies

Concentrations of Credit Risk - Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with various financial institutions, which may exceed insured limits throughout the period. At September 30, 2007 the Company had cash balances in excess of the maximum amount insured. The Company mitigates its risk by depositing its cash and cash equivalents with major financial institutions.

AFFINITY MEDIA INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Summary of Significant Accounting Policies, continued

Income Taxes

The Company recorded a (benefit) provision for income taxes of $(10,666) and $5,920 for the three months ended September 30, 2007 and 2006, and $16,778 and $5,920 for the nine months ended September 30, 2007 and 2006, respectively. Accrued income taxes of $21,454 have been included in accounts payable and accrued expenses at September 30, 2007 in the accompanying financial statements.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The effective tax rate at September 30, 2007 differs from the statutory rate of 34% due primarily to the affects of California state income taxes, which has an effective rate of 6%. The effective rate at September 30, 2006 differs from the statutory rate of 34% due primarily to the effects of California state income taxes and the decrease in the valuation allowance with an effect of 26%.

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007. The evaluation was performed for the tax period August 12 (inception) to December 31, 2005 and the for the year ended December 31, 2006, the tax years which remain subject to examination for Federal and California State purposes as of September 30, 2007. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses. There were no amounts accrued for penalties or interest as of or during the three and nine months ended September 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Deferred Acquisition Costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 - Business Combinations(“SFAS 141”), the Company records costs incurred for accounting, legal, investigations and appraisals related to the acquisitions of targeted businesses as deferred acquisition costs. The disposition of these costs will be determined upon consummation of the related acquisition. Through September 30, 2007 the Company has recorded $256,218 of such deferred acquisition costs in connection with the proposed business combination described more fully in Note 10.

AFFINITY MEDIA INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Summary of Significant Accounting Policies, continued

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Common shares subject to possible conversion totaling up to 862,148 have been excluded from the calculation of Basic EPS since such shares if redeemed, only participate in their pro-rata share of the trust fund up to a maximum amount of $6.00 per share. The exercise of 6,825,000 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note 5 are contingent upon the occurrence of future events, and therefore, are not included in the calculation of diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” The effect of the 427,000 Incentive Warrants (not yet issued), as described in Note 5 has not been considered in the diluted earnings per share calculation since they too are contingently issuable. The effect of the 192,500 shares of common stock and 385,000 Warrants in connection with the Unit Purchase Option as described in Note 5 has not been considered in the diluted earnings per share calculation since the Unit Purchase Option is contingently exercisable.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Affinity and its wholly owned subsidiary, Affinity Subsidiary. All material intercompany accounts and transactions are eliminated in consolidation.

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

AFFINITY MEDIA INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. Adoption of SFAS No. 159 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

AFFINITY MEDIA INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - Public Offering and Private Placement, continued

Prior to the Public Offering, one of the Founding Stockholders and two non-affiliated accredited investors purchased from the Company in the Private Placement, an aggregate of 250,000 Units at $6.00 per Unit, for a total of $1,500,000. These Units consist of the same Common Stock and Warrants as offered by the Company in the Public Offering. The shares and Warrants comprising the Private Placement units may not be sold, assigned or transferred until after the Company consummates a Business Combination. Thereafter, under certain conditions, the shares held by the Founding Stockholders, including the shares acquired through the Private Placement by one of the Founding Stockholders and two non-affiliated accredited investors, include certain piggyback and other registration rights that may be demanded by those stockholders. The Company is required to use its best efforts to cause the registration of the 250,000 shares of Common Stock underlying these Units and the 500,000 shares of Common Stock underlying the Warrants included in these Units to be effective and to maintain such effectiveness. However, the agreement does not provide for liquidating damages in the event that the Company is unable to cause or maintain such effectiveness.

Pursuant to an agreement with the Company, if at any time within five years of a Business Combination, the Company’s publicly-traded Common Stock reaches a volume weighted average trading price of $6.60 per share for each day during any five (5) day period, the Company’s Chief Executive Officer, President and Chief Operating Officer, so long as they are either an officer, employee or consultant to the Company, will be granted warrants (“Incentive Warrants”) allowing them to purchase 200,000 shares, in the aggregate, of the Company’s Common Stock at an exercise price of $.10 per share.  If, at any time within five years of a Business Combination, the Company’s publicly-traded Common Stock reaches a volume weighted average trading price of $7.20 per share for each day during any five day period these same officers, so long as they are either an officer, employee or consultant to the Company, will be granted Incentive Warrants allowing them to purchase an additional 227,000 shares, in the aggregate, of the Company’s Common Stock at an exercise price of $.10 per share.  All such Incentive Warrants will be exercisable for a period of five years from the date on which they are granted. If such shares are issued upon the exercise of these Incentive Warrants, the holders will have demand and “piggy-back” registration rights with respect to these 427,000 shares at any time after the Company consummates a business combination. The demand registration may be exercised by the holders of a majority of such shares. The Company is required to use its best efforts to cause the registration of 427,000 shares of Common Stock underlying these Incentive Warrants to be effective and to maintain such effectiveness. However, the agreement does not provide for liquidating damages in the event that the Company is unable to cause or maintain such effectiveness.

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

AFFINITY MEDIA INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - Public Offering and Private Placement, continued

Deferred offering costs consisted principally of underwriting fees, legal registration and Blue Sky fees incurred through June 9, 2006 that were related to the Public Offering and Private Placement. These costs were charged to additional paid-in capital upon the consummation of the Public Offering on June 9, 2006.

The Company had notes payable aggregating $235,000 from American Consulting Corp., an affiliate of one of the Founding Stockholders, and from another of the Founding Stockholders, both of whom are also officers of the Company. Such parties agreed that such loans were non-interest bearing. The Company repaid these notes in full on June 9, 2006.

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

AFFINITY MEDIA INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8- Commitments and Related Party Transactions, continued

After the consummation of a Business Combination, the Company expects to pay two of the Company’s directors, Mr. Arthur and Mr. Jaffe, $100,000 each in director’s fees for services to be provided in their capacity as directors in the one year following such Business Combination, should they agree to remain on the Company’s board of directors and if the Company’s stockholders approve such payments. Additionally, as part of their compensation as directors, the Company is considering issuing both Mr. Arthur and Mr. Jaffe options to purchase shares of the Company’s Common Stock upon consummation of a Business Combination and implementation of a stock option plan, should they agree to remain on the Company’s board of directors. The Company has not yet entered into any formal agreements with regard to these matters. If the Company does enter into such formal agreements with Mr. Arthur and Mr. Jaffe, at the time that such agreements become operative, Messrs. Arthur and Jaffe may no longer qualify as independent directors on the Company’s board of directors, and if necessary, the Company would need to locate additional directors to serve as independent directors on its board of directors. Pursuant to the terms of the Agreement and Plan of Merger (See Note 10), upon the completion of the merger with Hotels, both Mr. Arthur and Mr. Jaffe would not remain as directors and the Company would not expect to pay these fees or otherwise honor these above described obligations.

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

AFFINITY MEDIA INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8- Commitments and Related Party Transactions, continued

On January 3, 2007 the Company signed an agreement with Maxim Group LLC to provide merger and acquisition advisory services to the Company. This agreement will terminate upon the consummation of a merger or acquisition transaction as described within the agreement (the “Close”), unless earlier terminated or extended to another date mutually agreed to in writing. In consideration of its performance of these advisory services, the Company shall pay at the Close a cash fee equal to $150,000 (the “Fee”) and the equivalent of $150,000 in shares of common stock of the Company based on the 10-day volume weighted average price of such common stock prior to the date of the Close (the “Financial Advisor Common Stock”). Should the Close not occur, Maxim Group LLC shall not be entitled to receive the Fee or the Financial Advisor Common Stock. The Company recognizes that the fees contemplated by this agreement are separate from the Company’s obligations to Maxim Group LLC under the underwriting agreement dated June 5, 2006 between Maxim Group LLC and the Company.

On June 29, 2007 the Company signed an agreement with Brainerd Communicators, Inc. to provide financial public relations services for a fee of $7,500 per month. The term of the agreement is for the period commencing July 12, 2007, expiring 30 days after the completion of the first acquisition and may be terminated by either party upon 30 days notice.

On July 2, 2007 the Company signed an agreement with PFK Development Group (“PFK”) acknowledging and re-confirming an oral agreement made on or about April 5, 2007. PFK, who, as a non-exclusive independent consultant has agreed to assist the Company with identifying potential acquisition candidates. The PFK agreement has a term of one year and may be terminated in writing without notice or cause by either party at any time. PFK will be entitled to a success fee for candidates introduced to the Company prior to the end of the engagement if during the term of the agreement or within one year after the expiration or termination of the agreement the Company consummates a business combination transaction with the candidate. The success fee is 5% of that portion of the purchase price up to $1,000,000 plus 4% of that portion of the purchase price between $1,000,001 and $2,000,000, plus 3% of that portion of the purchase price between $2,000,001 and $3,000,000, plus 2% of that portion of the purchase price between $3,000,001 and $4,000,000, plus 1% of that portion of the purchase price exceeding $4,000,000 (See Note 10).

On July 9, 2007, the Company signed an agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) engaging them to prepare a fairness opinion regarding the potential acquisition of Hotels (See Note 10 - Merger Agreement). The Ladenburg fee in connection with this engagement was $75,000 of which  $25,000 was paid on July 11, 2007 and $50,000 was paid on October 29, 2007.

On July 24, 2007, the Company entered into an Agreement and Plan of Merger with Hotels at Home (See Note 10 - Merger Agreement).

NOTE 9 - Stock Dividend

Effective February 13, 2006, the Company’s Board of Directors authorized a stock dividend of 0.2 shares of Common Stock for each outstanding share of Common Stock as of December 31, 2005. All references in the accompanying financial statements to the number of shares of Common Stock have been retroactively restated to reflect the stock dividend.

AFFINITY MEDIA INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - Merger Agreement

On July 24, 2007, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hotels at Home, Inc., a Delaware corporation (“Hotels”), pursuant to which Hotels will merge into Affinity Subsidiary and Hotels will become a wholly-owned subsidiary of the Company.  Following consummation of the merger, it is anticipated that Affinity Subsidiary will change its name to Hotels at Home, Inc.  Hotels is headquartered in Fairfield, New Jersey, with  subsidiaries located in Fairfield, New Jersey and Paris, France.

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

Hotels Stockholders have agreed to a twelve month lockup of the shares of common stock issuable to them in the merger. The Company has agreed to register the shares issuable to Hotels following the closing pursuant to the terms of a registration rights agreement. The Company has agreed to file a registration statement to provide for the resale of such shares within 90 days after the effective date of the merger (the “Effective Date”) and has agreed to grant certain demand and piggyback registration rights. In the event the Company is unable to register and/or maintain the registration of these shares of common stock, the registration rights agreement does not require penalties or liquidated damages.

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

AFFINITY MEDIA INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - Merger Agreement, continued

Pursuant to the terms of the Merger Agreement, the Company may undertake and consummate one or more private placements of its equity and/or debt securities prior to the effective date of the merger upon terms acceptable to it, after consultation with Hotels; provided, however, that: (a) the gross proceeds of such private placement do not exceed the lesser of the amount paid in conversion payments and $5,000,000, (b) The Company shall use commercially reasonable efforts to ensure that the per share consideration received for any equity securities offered or sold in such private placement is not less than a discount of more than 20% of the average closing price of the Company’s Common Stock for the 10 days prior to the closing of the private placement and (c) the net proceeds of such private placement are used solely to: (i) pay a portion of the Cash Consideration and (ii) provide working capital to Affinity Subsidiary, which will be renamed Hotels at Home, Inc., after the merger.

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

Upon the consummation of the proposed merger with Hotels, the Company is obligated to pay a success fee in cash and stock in the amount of $460,000 to PFK Development Group and a fee in the amount of $300,000 to Maxim (see Note 8).

NOTE 11 - Subsequent Event

On November 12, 2007 the Company’s Board of Directors approved an increase in the number of shares that the Company is authorized to issue from 16,000,000 to 30,000,000 shares, subject to shareholder approval.

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

Planned Merger

On July 25, 2007 we announced our planned merger with Hotels At Home, Inc. (“Hotels”), an industry leading publisher of in-room retail catalogs and hotel-branded e-commerce Web sites for luxury hotels and resorts worldwide. Hotels’ catalogs and Web sites allow hotel guests to purchase items they have enjoyed during their stays, such as pillows, linens, robes, beds, and more. Hotels is a privately held company, headquartered in Fairfield, New Jersey with subsidiaries located in Fairfield, New Jersey and Paris, France. A more complete description of the transactions described above, including exhibits related thereto such as the Merger Agreement, is included in a Form 8-K filed on July 20, 2007 and a Form 8K/A filed on July 27, 2007.

Results of Operations

For the three months ended September 30, 2007 and 2006, we had net (loss) income of $(18,621), and $77,592 respectively. The net loss for the three months ended September 30, 2007 is attributable primarily to interest income of $253,251, offset by marketing, general and administrative expenses of $282,538. The net income for the three months ended September 30, 2006 was attributable primarily to interest income of $243,629, offset by marketing, general and administrative expenses of $160,117.

For the nine months ended September 30, 2007 and 2006, we had a net income of $22,545 and $36,241, respectively. The net income for the nine months ended September 30, 2007 is attributed primarily to interest income of $749,053, offset by marketing, general and administrative expenses of $709,730. The net income for the nine months ended September 30, 2006 is attributable primarily to interest income of $299,667, offset by marketing, general and administrative expenses of $257,506.

Liquidity and Capital Resources

For the nine months ended September 30, 2007, our net cash provided by operating activities was $149,359, attributable primarily to net income of $22,545 and an increase in accrued expenses of $119,050. Our net cash used in investing activities was $61,204 and consisted of payments for deferred acquisition costs of $90,900, interest earned on trust assets of $750,304, less transfers of trust assets of $780,000 to cash. For the nine months ended September 30, 2006, net cash used in operating activities was $38,256, and consisted of net income of $36,241, and an increase of $75,731 in interest receivable.

  For the nine months ended September 30, 2006, our net cash used in investing activities was $19,049,686 attributable to the investment of the proceeds from the sale of units to the public and private placement discussed below. For the nine months ended September 30, 2006 our net cash provided by financing activities was $19,051,966 and is attributable to the sale of units to the public and the private placement discussed below.  On June 9, 2006, we sold to the public 2,750,000 units (“Units”) at $6.00 per Unit, for a total of $16,500,000 and net proceeds of approximately $14,660,000, after reserving $720,000 for contingent underwriting compensation in a public offering in which Maxim Group LLC acted as managing underwriter. We also sold to Maxim LLC and Legend Merchant Group, Inc. for a total of $100, an option to purchase, in the aggregate, 192,500 units, with an option exercise price of $6.60 per Unit. On June 29, 2006, an additional 412,500 Units were sold upon exercise of the underwriters’ over-allotment option and we received net proceeds of approximately $2,227,000, after reserving $123,750 for contingent underwriting compensation. Each Unit consists of one share of the Company’s Common Stock and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00.

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

There can be no assurance that a business combination will be consummated. Should a business combination not be consummated by December 9, 2007, or June 9, 2008, if certain extension criteria have been satisfied, we would be required to return the funds held in trust to holders of shares issued in the Initial Public Offering as a mandatory liquidating distribution, pursuant to a plan of dissolution and liquidation. Any such plan of dissolution, if required, would have to first be submitted to stockholders for approval. These conditions raise a substantial doubt about our ability to continue as a going concern. As of September 30, 2007, the Company had satisfied the extension criteria to consummate a business combination in connection with Hotels.

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

On July 2, 2007 we signed an agreement with PFK Development Group (“PFK”) acknowledging and re-confirming an oral agreement made on or about April 5, 2007. PFK, who, as a non-exclusive independent consultant has agreed to assist the Company with identifying potential acquisition candidates. The PFK agreement has a term of one year and may be terminated in writing without notice or cause by either party at any time. PFK will be entitled to a success fee for candidates introduced to the Company prior to the end of the engagement if during the term of the agreement or within one year after the expiration or termination of the agreement the Company consummates a business combination transaction with the candidate. The success fee is 5% of that portion of the purchase price up to $1,000,000 plus 4% of that portion of the purchase price between $1,000,001 and $2,000,000, plus 3% of that portion of the purchase price between $2,000,001 and $3,000,000, plus 2% of that portion of the purchase price between $3,000,001 and $4,000,000, plus 1% of that portion of the purchase price exceeding $4,000,000. Upon the consummation of the proposed merger with Hotels, we will be obligated to pay a success fee in cash and stock valued at $460,000 to PFK Development Group.

On July 9, 2007, the Company signed an agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) engaging them to prepare a fairness opinion regarding the potential acquisition of Hotels (See below). The Ladenburg fee is $75,000 of which $25,000 was paid on July 11, 2007 and $50,000 was paid on October 29, 2007.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in our annual report on Form 10-KSB. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, or its equivalent, and the Audit Committee of the Board of Directors, or its equivalent, has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the audited financial statements for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

We adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007 and we also changed the method of accounting following the guidance of the FASB’s staff position provided in Emerging Issues Task Force (“EITF”) 00-19-2 (“FSP EITF 00-19-2”) as further described in Note 4 to our condensed consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. Adoption of EITF 00-19-2 did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No.  159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. Adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2007 and 2006, there were no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Affinity Media International, Inc. has filed a preliminary proxy statement and related materials with the Securities and Exchange Commission in connection its proposed merger (the “Merger”) with Hotels at Home, Inc., a Delaware corporation (“Hotels”), pursuant to the Agreement and Plan of Merger, dated as of July 24, 2007, by and among Affinity, Affinity Acquisition Subsidiary Corp., a Delaware Corporation (“Merger Sub”), and Hotels, and the transactions contemplated thereby, whereby Hotels will become a wholly-owned subsidiary of Affinity.

Under the terms of the Merger, stockholders of Hotels shall receive consideration (having an aggregate value of $36,000,000 assuming a price of $5.6993 per share of Affinity common stock) consisting of (i) 3,509,203 shares of Affinity common stock; and (ii) $16,000,000 in cash.

As described in the preliminary proxy statement, Affinity will seek stock holder approval at a special meeting for the following actions:

•           the proposed merger with Hotels pursuant to the Agreement and Plan of Merger, dated as of July 24, 2007, by and among Affinity, Affinity Acquisition Subsidiary Corp., a Delaware Corporation (“Merger Sub”), and Hotels, and the transactions contemplated thereby, whereby Hotels will become a wholly-owned subsidiary of Affinity and the stockholders of Hotels shall receive consideration having an aggregate value of $36,000,000 assuming a price of $5.6993 per share of Affinity common stock;

 •          the approval of an amendment to our Amended and Restated Certificate of Incorporation to increase the total number of shares of stock that we will have authority to issue from 16,000,000, of which 15,000,000 are common stock, to 30,000,000, of which 29,000,000 shall be common stock;

•           adoption of the 2007 Long-Term Incentive Plan pursuant to which Affinity will reserve 1,400,000 shares of common stock for issuance pursuant to the Incentive Plan;

•           the election of directors;

•           the possible adjournment of the Special Meeting, if necessary and appropriate, for the purpose of soliciting additional proxies if there are not sufficient votes for the foregoing proposals.

Under the terms of the Merger, assuming it is approved, the Board of Directors of Affinity will be reconstituted to be fixed at a total of five persons, and be comprised as follows: (i) Affinity shall designate two persons; (ii) Hotels shall designate two persons; and (iii) Hotels and Affinity shall designate one person mutually acceptable to both of them. In the event Affinity applies to have its securities listed on The American Stock Exchange or the NASDAQ, each of Hotels and Affinity shall designate an independent director and the two such independent designees shall designate a third independent director.

Investors are referred to the complete preliminary proxy statement which is available on the SEC’s website.  A definitive proxy statement will be available and sent to all stockholders of record following completion of SEC review. No date for the meeting has been determined and no record date has been set for the meeting.

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

Dated: November 14, 2007	Affinity Media International Corp.

	By:	/s/ Peter H. Engel
Peter H. Engel
Chairman and CEO (Principal executive officer)

By:	/s/ Howard Cohl
Howard Cohl
President, Treasurer and Director (Principal financial and accounting officer)