Form 10-K
period 2007-12-31
Affinity Media International Corp.,
filed 2008-03-31
CIK 1336654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(310) 479-1555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer”, “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☒    No  ☐

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter ($ 5.71), was $11,865,471. Solely for the purposes of this calculation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the Registrant.

The number of shares outstanding of each of the issuer's classes of common equity: As of March 26, 2008: 4,162,500 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

NONE

AFFINITY MEDIA INTERNATIONAL CORP
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

•	being a development stage enterprise with no operating history;

•	dependence on key personnel, some of whom may join us following an initial transaction;

•	personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

•	potentially being unable to obtain additional financing to complete an initial transaction;

•	limited pool of prospective target businesses;

•	securities’ ownership being concentrated;

•	potential change in control if we acquire one or more target businesses for stock;

•	risk associated with operating in publishing industry;

•	financial performance following an initial transaction; or

•	those other risks and uncertainties detailed in the Registrant’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission. The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Affinity Media International Corp.

PART 1

Item 1. Description of Business

Introduction

We were incorporated in Delaware on August 12, 2005, as a blank-check company formed specifically as a vehicle to effect a merger, asset acquisition or similar business combination with one or more operating businesses in the publishing industry whose fair market value is at least equal to 80% of our net assets at the time of such business combination.

At December 31, 2007, we had not yet commenced any operations. All activity through December 31, 2007 relates to our formation, completion of our public offering and the identification and qualification of suitable business combinations. As of the date of this filing, we have not acquired any business operations. Should a Business Combination not be consummated by June 9, 2008, the Company would be required to return the funds held in trust to holders of shares issued in the Public Offering as a mandatory liquidating distribution, pursuant to a plan of dissolution and liquidation approved by the stockholders. We have selected December 31 as the Company’s end of year.

We maintain executive offices at 1850 Sawtelle Blvd., Suite 470, Los Angeles, CA 90025 and our telephone number is (310) 479-1555. We will provide electronic or paper copies of such materials free of charge upon request.

We consummated our initial public offering (“Public Offering”) on June 9, 2006 and sold to the public 2,750,000 units (“Units”) at $6.00 per Unit and received net proceeds of approximately $14,660,000, after reserving $720,000 for contingent underwriting compensation which is included in other current liabilities in the accompanying consolidated financial statements.

On June 29, 2006, we consummated the funding of the Underwriter’s over-allotment option from the Public Offering, and sold an additional 412,500 Units receiving net proceeds of approximately $2,277,000, after reserving $123,750 for contingent underwriting compensation which is included in other current liabilities in the accompanying consolidated financial statements.

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

Proposed Merger

General

On July 24, 2007, as amended on January 14, 2008, Affinity Media International Corp., (“Affinity”) a Delaware corporation and its wholly-owned subsidiary, Affinity Acquisition Subsidiary Corp., also a Delaware corporation (“Affinity Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hotels at Home, Inc., (“Hotels”), a Delaware corporation pursuant to which Hotels will merge into Affinity Subsidiary and Hotels will become a wholly-owned subsidiary of Affinity.  Following consummation of the merger, it is anticipated that Affinity Subsidiary will change its name to Hotels at Home, Inc.  Because Affinity has no other operating business, following the merger, Hotels will effectively become a public company.

Pursuant to the Merger Agreement, Affinity will acquire Hotels. In exchange for all of the issued and outstanding capital stock of Hotels, Affinity will issue 2,456,571 shares of its common stock and remit a cash payment of $16,000,000. The sellers of Hotels are eligible to receive an additional 1,500,000 shares of Affinity common stock subject to the achievement of certain operating earn out performance criteria (the “Earn-Out”).

Consummation of the acquisition is conditioned upon, among other things, the Affinity stockholders adopting and approving the Merger Agreement. Affinity stockholders owning up to 27.26% of Affinity’s common stock may vote against the acquisition and exercise their right to convert their shares of Affinity common stock into cash of $6.00 per share and the merger will still be consummated. Consequently, up to 862,097 shares of Affinity common stock, representing approximately 27.26% of the shares of Affinity common stock issued in Affinity’s initial public offering and outstanding immediately before the closing are subject to possible conversion in this manner. This would represent an aggregate maximum conversion liability of approximately $4,959,226 as of December 31, 2008. Assuming the maximum number of shareholders vote no and elect to convert their shares into cash, Affinity would have a cash deficit. Pursuant to the Merger Agreement, Affinity may complete a private placement or other financing up to a maximum amount of $5,000,000 prior to the closing. Affinity believes that it will be able to complete such financing. However, there is no assurance that Affinity will be able to complete such financing.

The approval of the Merger Agreement will require the affirmative vote of a majority of the votes cast at the Special Meeting of the shares of common stock issued as part of Affinity’s IPO and private placement. We issued 3,162,500 shares as part of our IPO and 250,000 shares as part of the private placement. In addition, not more than 27.26% of such shares (862,097 shares) may vote against the Merger Agreement and elect to convert their shares into their pro rata portion of the cash from the trust account, not to exceed $6.00 per share.

Prior to the record date for the Special Meeting, Affinity, its officers, directors or affiliates may purchase outstanding shares of Affinity in the open market and/or in privately negotiated transactions.  After the record date for the Special Meeting, Affinity, its officers, directors or affiliates may purchase outstanding shares of Affinity in privately negotiated transactions with Affinity’s stockholders. Any such negotiated transaction with an Affinity stockholder would include a contractual acknowledgement that such stockholder, although still the record holder of Affinity shares of stock,  is no longer the beneficial owner thereof and therefore agrees to vote such shares at the Special Meeting as directed by Affinity, its officers, directors or affiliates. It is the intention of Affinity, its officers, directors or affiliates to vote or to direct the vote of any such shares of Affinity so purchased in favor of the Merger Agreement.

Affinity, its officers, directors or affiliates may purchase shares in privately negotiated transactions from stockholders who have already cast votes against the proposed acquisition and requested conversion of their shares. As part of the privately negotiated arrangements with Affinity, its officers, directors or affiliates, such selling stockholders would be required to revoke their prior votes against the proposed acquisition and to revoke their prior elections to convert their shares, and cast new votes in favor of the proposed acquisition. The revocation of prior negative votes and substitution therefore of votes in favor of the proposed acquisition would have the effect of reducing conversions and increasing votes in favor of the proposed acquisition. As of the date of this annual report, Affinity, its officers, directors and affiliates have not entered into any private agreements or arrangements to purchase outstanding shares of Affinity.

Affinity, its officers, directors or affiliates anticipate that they will identify the Affinity stockholders with whom Affinity may, and with whom the officers, directors or affiliates of Affinity may, enter into privately negotiated purchases by either the stockholders contacting directly Affinity or Affinity’s investment advisor The Maxim Group LLC, or by Affinity’s receipt of proxy cards submitted by stockholders. To the extent that Affinity, its officers, directors or affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their intention to vote, or who have already voted, against the Merger Proposal. Pursuant to the terms of such arrangements, any shares so purchased by Affinity, its officers, directors or affiliates would then be voted, or prior votes against would then be changed to votes in favor of the Merger Agreement. The terms of such purchases would operate to facilitate the consummation of Affinity’s proposed business combination by potentially reducing the number of shares voted against the Merger Agreement at the Special Meeting to less than 862,098.

Any shares purchased from Affinity stockholders by Affinity, its officers, directors or affiliates would be purchased at a price to be negotiated between such stockholders on the one hand and Affinity, its officers, directors or affiliates on the other hand. Such price would depend on a variety of factors including, but not limited to, the size of the stockholders’ position in Affinity stock and the method and timing of payment from Affinity for such shares. Notwithstanding the foregoing, should the officers, directors or affiliates of Affinity enter into such privately negotiated purchases, they expect that the per share price to be paid by them would be equal to or at a premium over the amount held in trust for the shares of common stock.

Although Affinity intends to pay cash for the shares so purchased by Affinity, the officers, directors or affiliates of Affinity, should they enter into such purchase agreements, they may pay for such shares with cash, with founder shares or shares and/or warrants purchased in the private placement immediately prior to Affinity’s initial public offering, or with some combination of cash, founder shares and shares and/or warrants purchased in the private placement. In the event that such officers, directors or affiliates pay for all or a portion of the purchase price of the shares so purchased with founder shares or shares and/or warrants purchased in the private placement, any purchase agreement would include an obligation of such officers, directors or affiliates to assign the founder shares or shares and/or warrants purchased in the private placement to the selling stockholders after the consummation of the Merger, subject to the provisions of the escrow and registration rights agreements governing such founder shares and shares and warrants purchased in the private placement.

Affinity may, in order to avoid dilution to Affinity’s stockholders consequent upon issuing additional shares, and the officers, directors or affiliates of Affinity may, in order to demonstrate confidence in the Merger should the need arise, enter into the privately negotiated arrangements discussed above, rather than engaging in open market purchases in order to avoid disruption in the marketplace due to illiquidity of Affinity stock and in order to avoid the potential characterization of such open market purchases as a tender offer by Affinity, its officers, directors or affiliates.

Upon consummation of the Merger, Affinity intends to file a Current Report on Form 8-K disclosing the material terms of the purchases made by Affinity from Affinity stockholders. In the event that the officers, directors or affiliates of Affinity enter into any such purchase agreements more than five (5) days prior to the date of the Special Meeting, then such officers, directors or affiliates will cause Affinity to file with the Securities and Exchange Commission a supplement to the proxy statement relating to the Special Meeting disclosing the material terms of such agreements. In the event that the officers, directors or affiliates of Affinity enter into such agreements within five (5) days of the Special Meeting, then upon consummation of the Merger, the officers, directors or affiliates of Affinity will cause Affinity to disseminate a press release and file a Current Report of Form 8-K disclosing the material terms of such purchases.

The Merger will be accounted for as a “reverse merger” and recapitalization since the sellers of Hotels will control the combined company immediately following the completion of the transaction. Hotels will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of Hotels. Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements will be those of Hotels and will be recorded at the historical cost basis of Hotels. Affinity’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Hotels after consummation of the acquisition.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. In addition, our management and Board made the Merger Agreement conditional upon obtaining a fairness opinion from Ladenburg Thalmann & Co., Inc.

Probable lack of business diversification

We are seeking to effect a business combination with just one target business. Our initial business combination must be with a target business or target businesses which satisfy the minimum valuation standard at the time of such acquisition. Therefore, at least initially, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a limited number of entities, our lack of diversification may:

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

Conversion rights

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder (other than our founding stockholders and their designees who purchased shares in the private placement before our initial public offering) the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to $6.00. No interest will be payable to public stockholders converting in connection with a business combination. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust fund still have the right to exercise the warrants that they received as part of the units. We will not complete our initial business combination if public stockholders, owning more than 27.26% of the shares sold in our initial public offering, exercise their conversion rights. Even if 27.26% or less of the stockholders, as described above, exercise their conversion rights, we may be unable to consummate a business combination if such conversion leaves us with funds insufficient to meet the 80% net asset threshold required for a business combination, and we may be forced to either find additional financing to consummate such a business combination or dissolve, liquidate and wind up.

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

Dissolution and liquidation if no business combination

Pursuant to, among other documents, our amended and restated certificate of incorporation and the terms of the trust agreement between us and American Stock Transfer and Trust Company since we have satisfied the extension criteria, if we do not complete a business combination within 24 months of our initial public offering, we will dissolve and promptly return and liquidate all funds from our trust account only to our public stockholders (not including Mr. Engel, our chief executive officer, and two non-affiliated accredited investors with respect to the 250,000 shares included in the units they purchased in the private placement), as part of our plan of dissolution and liquidation and in accordance with the applicable provisions of the Delaware General Corporation Law in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust fund, inclusive of any interest not previously released to us less the amount of taxes paid, if any, on interest earned. In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. Immediately upon the approval by our stockholders of our plan of dissolution and liquidation, we will liquidate our trust account to our public stockholders.

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

If we are unable to consummate a business combination and expend all of the net proceeds of our initial public offering and the private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price to holders of 3,162,500 shares entitled to participate in the liquidation of our trust account would be equal to the $6.00 per unit offering price. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. All our executive officers have agreed pursuant to agreements with us and Maxim Group LLC, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of our initial public offering and the private placement not held in the trust account at that time to the extent we fail to obtain valid and enforceable waivers from such entities in order to protect the amounts held in trust. Based on information we have obtained from such individuals, we currently believe that such persons are capable of funding a shortfall in our trust account even though we have not asked them to reserve for such an eventuality. We cannot assure you, however, that they would be able to satisfy those obligations. We believe the likelihood of our executive officers having to indemnify the trust account is minimal. However, we cannot assure you that the actual per-share liquidation price will not be less than $6.00, plus interest (net of taxes payable), due to claims of creditors.

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

We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 24 month deadline would proceed in approximately the following manner:

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

Employees

We have three officers, each of whom is also a member of our Board of Directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. We currently have one special advisor. We do not intend to have any full time employees prior to the consummation of a business combination.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained elsewhere in this Annual Report before making a decision to invest in our securities. As Affinity’s operations will be those relating to Hotel’s upon consummation of the merger, a number of the following risk factors relate to such business and operations of hotels.

RISKS RELATING TO HOTELS BUSINESS

Our results are dependant on the well being of the hotel and lodging industry and we are subject to all of the operating risks common in the hotel and lodging industry and our results may be adversely impacted if any of these risks materialize.

Assuming the Merger is consummated, our results will be significantly affected by occupancy rates achieved by the hotel and lodging industry. Unfavorable changes in the operations of the hotel and lodging industry, especially those of our partners, could limit our ability to market our products. In addition, economic factors beyond our control in the U.S. and internationally may create challenges for the hotel and lodging industry and us in 2008 and beyond. A downturn in economic conditions could impact the demand for hotel rooms and put pressure on room rates. Possible events that could negatively impact hotel occupancy include:

•	increases in transportation and fuel costs, the financial condition of the airline industry and its impact on air travel;

•	strikes or threatened strikes by unions whose members are employed by the hotel and lodging industry;

•	terrorism, war or the threat of terrorism or war;

•	increases in second home or timeshare purchases; and

•	sustained recessionary periods in the U.S. and internationally.

The occurrence of any of these events could negatively impact hotel occupancy. Our success will depend on the number of hotel guests who view our in-room catalogs and purchase products from them. If there is a decline in hotel occupancy or if our catalogs are placed in fewer hotel rooms, we will not be able to market our products to as many potential purchasers and our sales and revenues may decline.

Hotels contracts with its hotel partners allow each hotel partner to audit its accounts in order to review the allocation of revenue and expenses under the contract. A determination that a hotel partner is owed additional profit sharing distributions under a contract will negatively impact our cash flows and net income.

Hotels contracts with its hotel partners provide its hotel partners with the right to audit their accounts with us to review the allocation of revenue and expenses under their contract. Any of our hotel partners may exercise its audit rights in order to review its share of the profit sharing distributions derived from sales related to that contract. A review of the revenues, expenses or other matters related to a contract may lead a hotel partner to determine that an additional share of profit sharing distributions under a contract is owed to it. Any payments by us of additional profits as a result of a hotel partner’s audit of a contract will have a negative impact on our cash flows and net income.

The hotel industry is controlled by a small number of large holding companies and our success is largely dependent on our ability to cultivate, maintain and grow relationships with each of these companies.

Approximately 80% of the hotel rooms in the United States are owned or managed by ten hotel holding corporations. Hotels currently has hotel partner contracts with one or more brands owned by six of these ten hotel holding corporations. Its continued success is in large part dependent upon its ability to expand its relationship with these six customers and to develop relationships with the four remaining hotel holding corporations. Conversely, if Hotels lose favor with any one of these hotel holding corporations, it could have a significant impact on our future financial results and our ability to continue to expand our business.

Because Hotels depend on a small number of key clients, non-recurring revenue and contracts terminable on short notice, its business could be adversely affected if we fail to retain these clients and/or obtain new clients at a level sufficient to support our operations and/or broaden our client base.

Four separate and autonomous programs under the umbrella of one hotel management partner account for approximately 45% of Hotels revenue. Programs owned by three other hotel management companies represent approximately 16%, 15% and 13% of Hotels total revenue, respectively. If any of these customers suffers a significant decline in hotel occupancy rates or decides to create its own catalogues or websites to sell its merchandise, it would negatively impact our financial results. We would experience a decline in revenues if we were not able to secure a sufficient number of new clients or additional business from existing clients.

Hotels ability to market its products to potential purchasers is dependant on hotel occupancy rates and the placement of catalogs in occupied hotel rooms.

Hotels marketing efforts are dependent on the placement of its catalogs in occupied hotel rooms. In addition to general trends that result in declines in hotel occupancy, catalogs may not be placed in occupied hotel rooms as a result of errors by hotel housekeeping staff or decisions of hotel franchisees. If hotel occupancy declines or catalogs are not placed appropriately in occupied hotel rooms, our ability to reach potential purchasers will decline and our financial results may suffer.

We may not be able to compete successfully against existing or future competitors.

The online retailing market is rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. Furthermore, upon expiration of our contract and arrangements, our existing partners may decide to create their own catalogs or websites to sell their merchandise. Competitive pressures created by any one of our competitors, or by our competitors collectively, could harm our business, prospects, financial condition and results of operations. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We cannot assure you that we will be able to compete successfully against current and future competitors

Hotels rely on its relationships with its suppliers to obtain sufficient quantities of quality merchandise on acceptable terms. If we fail to maintain such supplier relationships on acceptable terms, our sales and profitability could suffer.

Hotels contracts or arrangements with its suppliers do not provide for the continuation of particular merchandises or pricing practices. Some of the contracts and arrangements may be terminated by the suppliers at any time. Shipping delays and pricing fluctuations may negatively impact our ability to fulfill product orders at a profit or at all. In addition, Hotels current suppliers may not continue to sell inventory on current terms or at all, and we may not be able to establish new supply relationships. If we are unable to develop and maintain relationships with suppliers that will allow us market sufficient quantities of merchandise on acceptable commercial terms, such inability could harm our business, prospects, results of operation and financial condition.

Hotels are partially dependent on third parties to fulfill a number of its fulfillment, distribution and other retail functions. If such parties are unwilling or unable to continue providing these services, our business could be seriously harmed.

Hotels rely on third parties to conduct a number of traditional retail operations with respect to their respective products that it offers for sale in its catalog, including maintaining inventory, preparing merchandise for shipment to individual customers and timely distribution of purchased merchandise. We have no effective means to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms. In addition, because we do not take possession of these third parties’ products, we are unable to fulfill these traditional retail operations ourselves. Our customers could become dissatisfied and cancel their orders or decline to make future purchases if these third parties are unable to deliver products on a timely basis. If our customers become dissatisfied with the services provided by these third parties, our reputation and brand could suffer.

Hotels has a rapidly evolving business model.

Our business model has evolved and continues to do so. In the past we have added additional types of services and product offerings, and in some cases we have modified or discontinued those offerings. We may continue to try to offer additional types of products or services, and we cannot offer any assurance that any of them will be successful. From time to time, we have also modified aspects of our business model relating to our product mix and the mix of direct/fulfillment partner sourcing of the products we offer. We may continue to modify this aspect of our business as well as other significant aspects of our business. We cannot offer any assurance that these or any other modifications will be successful.

Hotels depends upon third-party delivery services to deliver its products to its customers on a timely and consistent basis. Deterioration in the relationship with any one of these third parties could decrease our ability to track shipments, cause shipment delays, and increase our shipping costs and the number of damaged products.

Hotels relies upon multiple third parties for the shipment of its products. We cannot be sure that these relationships will continue on terms favorable to us, if at all. Unexpected increases in shipping costs or delivery times, particularly during the holiday season, could harm our business, prospects, financial condition and results of operations. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, responses to terrorist attacks or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. In addition, conditions such as adverse weather can prevent any carriers from performing their delivery services, which can have an adverse effect on our customers’ satisfaction with us. In any of these circumstances, we may be unable to engage alternative carriers on a timely basis, upon terms favorable to us, or at all. Changing carriers would likely have a negative effect on our business, prospects, operating results and financial condition. Potential adverse consequences include:

•	reduced visibility of order status and package tracking;

•	delays in order processing and product delivery;

•	increased cost of delivery, resulting in reduced gross margins; and

•	reduced shipment quality, which may result in damaged products and customer dissatisfaction.

A significant number of merchandise returns could harm our business, financial condition and results of operations.

Hotels allows its customers to return products. Hotels modifies its policies relating to returns from time to time, and any policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer return customers. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed.

If the products that we offer do not reflect our customers’ tastes and preferences, our sales and profit margins would decrease.

Our success depends in part on our ability to offer products that reflect consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. Because the products that we sell typically consist of merchandise in use by hotels and resorts, we have limited control over the specific products that we are able to offer for sale. If our merchandise fails to satisfy customers’ tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory which would depress our profit margins. In addition, any failure to offer products in line with customers’ preferences could allow our competitors to gain market share. This could have an adverse effect on our business, prospects, results of operations and financial condition.

If our inventory is damaged, stolen or becomes obsolete, our success and cash flow could be reduced.

Hotels directly purchases and/or warehouses some of the merchandise that it sells. Hotels assumes the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that it purchases directly. In addition, Hotels does not always receive warranties on the merchandise it purchases or warehouses. Further, Hotels accepts returns of unused or defective products sold, and it has the risk of reselling the returned products or obtaining a refund from the manufacturer, as applicable. To the extent that we rely on purchased inventory, our success will depend upon our ability to liquidate our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value and our ability to manage customer returns and the shrinkage resulting from theft, loss and misrecording of inventory. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or a loss.

The loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Assuming the Merger is consummated, our performance is substantially dependent on the continued services and on the performance of Hotels senior management and other key personnel, including Michael Ware, our President and Chief Executive Officer after the Merger, Robin Ware, our Chief Operating Officer after the Merger, and Raymond Romano, our Chief Financial Officer after the Merger. Our performance will also depend on our ability to retain and motivate other officers and key employees. The loss of the services of any of our executive officers or other key employees for any unforeseen reason, including without limitation, illness, could harm our business, prospects, financial condition and results of operations. We do not maintain “key person” life insurance policies. As a condition to the closing of the Merger, Affinity will enter into employment agreements with each of Michael Ware, Robin Ware and Raymond Romano.

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could harm our revenues, business, prospects, financial condition and results of operations.

We are expanding our international business, causing our business to become increasingly susceptible to numerous international business risks and challenges that could affect our profitability.

We have begun to expand into international markets, and in the future we may do so more aggressively. International sales and transactions are subject to inherent risks and challenges that could adversely affect our profitability, including:

•	the need to develop new supplier and manufacturer relationships;

•	the need to comply with additional laws and regulations to the extent applicable;

•	unexpected changes in international regulatory requirements and tariffs;

•	difficulties in staffing and managing foreign operations; and

•	price controls or other restrictions on foreign currency.

To the extent we generate international sales and transactions in the future, any negative impact on our international operations could negatively impact our business. In particular, gains and losses on the conversion of foreign payments into United States dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross margins from non-dollar-denominated international sales.

Our operating results substantially depend on our websites, network infrastructure and transaction-processing systems. Capacity constraints or system failures would harm our business, prospects, results of operations and financial condition.

Any system interruptions that result in the unavailability of our websites or reduced performance of our transaction systems would reduce our transaction volume and the attractiveness of the services that we provide to suppliers and third parties and would harm our business, prospects, operating results and financial condition.

We use internally developed systems for our websites and certain aspects of transaction processing, including customer profiling and order verifications. We have experienced periodic systems interruptions due to server failure, which we believe will continue to occur from time to time. If the volume of traffic on our websites or the number of purchases made by customers substantially increases, we will need to further expand and upgrade our technology, transaction processing systems and network infrastructure. We have experienced and expect to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause unanticipated system disruptions, slower response times, and degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

Our transaction processing systems and network infrastructure may be unable to accommodate increases in traffic in the future. We may be unable to project accurately the rate or timing of traffic increases or successfully upgrade our systems and infrastructure to accommodate future traffic levels on our websites. In addition, we may be unable to upgrade and expand our transaction processing systems in an effective and timely manner or to integrate any newly developed or purchased functionality with our existing systems. Any difficulties with our transaction processing systems or other difficulties upgrading, expanding or integrating various aspects of our systems may cause unanticipated system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or delays in reporting accurate financial information.

If the facilities where substantially all of our computer and communications hardware is located fail, our business, results of operations and financial condition may be harmed.

Our success, and, in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of Hotels computer and communications hardware is located at its corporate headquarters in Fairfield, New Jersey with a partially redundant back-up system located in Las Vegas, Nevada. Although we have designed our back-up system in an effort to avoid or minimize service interruptions in the event of a failure of our main facility, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our business, prospects, financial condition and results of operations.

If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce businesses. We may face material delays in introducing new services, products and enhancements. If this happens, our customers may forgo the use of our Websites and use those of our competitors. The internet and the online commerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing websites and our proprietary technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process customers’ orders and payments could harm our business, prospects, financial condition and results of operations.

We may be liable if third parties misappropriate our customers’ personal information.

If third parties are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices. In addition, we could lose customer accounts if the information supplied by visitors to our online catalogs are misappropriated.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could harm our reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. We cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business.

We are subject to increasing regulation at the federal, state and international levels relating to privacy and the use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. In addition, many jurisdictions have laws that limit the uses of personal user information gathered online or offline or require companies to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13. Proposed legislation in this country and existing laws in foreign countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by us. Additional legislation regarding data security and privacy has been proposed in Congress. These data protection regulations may restrict our ability to collect demographic and personal.

We may be subject to product liability claims that could be costly and time consuming.

Hotels sells products manufactured for it by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the manufacturer and/or retailer of the product. Our insurance coverage may not be adequate to cover every claim that could be asserted. If a successful claim were brought against us in excess of our insurance coverage, it could adversely affect our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

Credit card fraud could adversely affect our business.

We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce our net revenues and our gross margin. We have implemented technology to help us detect the fraudulent use of credit card information. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, results of operation or financial condition.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our Websites, our business could be harmed.

Hotels does not currently collect sales or other similar taxes for physical shipments of goods into states other than New York and New Jersey. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies that engage in online commerce. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise.

Existing or future government regulation could harm our business.

We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws was adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could harm our business, results of operation and financial condition.

Hotels must effectively manage its inventories and control its product fulfillment costs.

Hotels must manage its inventories to track customer preferences and demand. Hotels orders merchandise based on its best projection of consumer tastes and anticipated demand in the future, but we cannot guarantee that the projections of consumer tastes and the demand for Hotels merchandise will be accurate. It is critical to Hotels success that they stock their product offerings in appropriate quantities. If demand for one or more products outstrips Hotels available supply, we may have large backorders and cancellations and lose sales. On the other hand, if one or more products do not achieve projected sales levels, we may have surplus or un-saleable inventory that would force us to take significant inventory markdowns, which could reduce our net sales and gross margins.

Hotels is dependent on the continued growth of Internet sales and must effectively manage its Internet spending.

Hotels derives an increasing portion of its revenue from its websites. E-commerce is an important part of Hotels business. Factors which could reduce the widespread use of the Internet include actual or perceived lack of privacy protection, actual or perceived lack of security of credit card information, possible disruptions or other damage to the Internet or telecommunications infrastructure, increased governmental regulation and taxation and decreased use of personal computers. Our business would be harmed by any decrease or less than anticipated growth in Internet usage. While Hotels monitors its spending to maximize its revenues and returns, there can be no assurances that we will spend the optimal amount on Internet search.

RISKS PARTICULAR TO THE MERGER

As Affinity’s operations will be those relating to Hotel’s upon consummation of the merger, a number of the following risk factors relate to the risks of completing the merger and the effects on Affinity’s stockholders upon consummation of the merger. Pursuant to the Merger Agreement, dated as of July 24, 2007, and amended as of January 14, 2008, Affinity will, in exchange for all of the outstanding shares of capital stock of Hotels, provide total consideration of approximately $30,000,000 comprised of the issuance of 2,456,571 shares of common stock and the delivery of $16,000,000 in cash to the stockholders of Hotels. Upon consummation of the merger, but before effecting the shares that might be issued in connection with the earnout and assuming no conversions, there would be a total of 6,669,153 shares of common stock outstanding after the merger. In addition, the stockholders of Hotels may earn up to an additional 500,000 shares per year of Affinity common stock, or up to an aggregate of 1,500,000 shares of Affinity common stock (the “Earn-out Shares”), if Hotels achieves certain established net income levels for each of the fiscal years ending December 31, 2008, 2009 and 2010. Our stockholders must approve this merger with Hotels.

Failure to complete the Merger could negatively impact the market price of Affinity’s common stock and result in the disbursement of the trust proceeds, which may cause investors to experience a loss on or of their investment.

If the Merger is not completed for any reason, Affinity may be subject to a number of material risks, including:

•	the market price of Affinity’s common stock may decline to the extent that the current market price of its common stock reflects the market assumption that this Merger will be consummated;

•	certain costs related to the Merger, such as legal and accounting fees and the costs of the fairness opinion, must be paid even if the Merger is not completed; and

•	charges against earnings will be made for transaction-related expenses, which could be higher than expected.

Such decreased market price and added costs and charges of a failed Merger may result, ultimately, in the disbursement of the trust proceeds, causing investors to experience a loss on their investment.

If the Merger’s benefits do not meet the expectations of financial or industry analysts, the market price of Affinity’s common stock may decline.

Assuming the Merger is approved, the market price of Affinity’s common stock may decline as a result of the Merger if:

•	Affinity does not achieve the perceived benefits or returns of the business of Hotels as rapidly as, or to the extent anticipated by, financial or industry analysts;

•	the business of Hotels fails to meet target financial metrics of industry or financial analysts; or

•	the effect of the business of Hotels on Affinity’s financial results is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of a decreasing stock price and Affinity may not be able to raise future capital, if necessary, in the equity markets.

Affinity stockholders will experience immediate dilution as a consequence of the issuance of shares of Affinity common stock as consideration in the Merger. The existence of a large a minority share position may reduce the influence that Affinity’s current stockholders have on the management of the combined company.

Following the consummation of the Merger, the influence of Affinity’s current stockholders, in their capacity as stockholders of the combined company, will be significantly reduced. Affinity’s current stockholders will hold, in the aggregate, approximately 62.4% of the issued and outstanding shares of the combined company.

Moreover, following the Merger, the stockholders of Hotels will beneficially own approximately 36.8% (or 48.4% if all of the Earn-out Shares are issued) in the aggregate of the outstanding voting shares of the combined company and, therefore, will have the ability to exercise substantial influence over the election of directors and other issues submitted to the stockholders of the combined company. The concentration of ownership may have the effect of delaying or preventing a change in control of the combined company even if such a change in control would be in your interest.

 Affinity’s dividend policy may reduce the value of your investment.

Following the Merger, Affinity does not intend that it will in the foreseeable future declare or pay any cash dividend on its shares and anticipates that earnings, if any, will be used to finance the development and expansion of its business. Any payment of future dividends and the amounts thereof will be dependent upon earnings, financial requirements and other factors deemed relevant by its Board of Directors, including its contractual obligations, if any.

Affinity may waive one or more conditions to the Merger without resoliciting stockholder approval for the Merger.

One or more conditions to Affinity’s obligation to complete the Merger may be waived in whole or in part to the extent legally allowable either unilaterally or by agreement of Hotels and Affinity. Depending upon the condition, the Board of Directors of Affinity will evaluate the materiality of any such waiver to determine whether amendment to this proxy statement and re-solicitation of proxies as necessary. In the event that the Board of Directors of Affinity determines any such waivers are not significant enough to require re-solicitation of stockholders, it would have the discretion to complete the Merger without seeking further stockholder approval.

RISKS ASSOCIATED WITH OUR BUSINESS

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

We will dissolve and liquidate if we do not complete a business combination within 24 months after the consummation of our initial public offering because certain extension criteria were satisfied. Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we do not intend to comply with those procedures. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is minimal. However, because we will not be complying with Section 280, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.

We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 24 month deadline would proceed in approximately the following manner:

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

Affinity stockholders will experience immediate dilution as a consequence of the issuance of shares of Affinity common stock as consideration in the Merger. The existence of a large minority share position may reduce the influence that Affinity’s current stockholders have on the management of the combined company.

  Following the consummation of the Merger, the influence of Affinity’s current stockholders, in their capacity as stockholders of the combined company, will be significantly reduced. Affinity’s current stockholders will hold, in the aggregate, approximately 62.4% of the issued and outstanding shares of the combined company.

  Moreover, following the Merger, the stockholders of Hotels will beneficially own approximately 36.8% (or 48.4% if all of the Earn-out Shares are issued) in the aggregate of the outstanding voting shares of the combined company and, therefore, will have the ability to exercise substantial influence over the election of directors and other issues submitted to the stockholders of the combined company. The concentration of ownership may have the effect of delaying or preventing a change in control of the combined company even if such a change in control would be in your interest.

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

If the Merger’s benefits do not meet the expectations of financial or industry analysts, the market price of Affinity’s common stock may decline.

Assuming the Merger is approved, the market price of Affinity’s common stock may decline as a result of the Merger if:

•	Affinity does not achieve the perceived benefits or returns of the business of Hotels as rapidly as, or to the extent anticipated by, financial or industry analysts;

•	the business of Hotels fails to meet target financial metrics of industry or financial analysts; or

•	the effect of the business of Hotels on Affinity’s financial results is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of a decreasing stock price and Affinity may not be able to raise future capital, if necessary, in the equity markets.

We are a development stage enterprise with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective. Moreover, our consolidated financial statements contain a statement which indicates that there is substantial doubt as to our ability to continue as a going concern.

We are a development stage enterprise with no operating results to date. Since we do not have any operations or an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the media, entertainment or telecommunications industries. To date, although we continue to search for a potential candidate for a business combination, we have not entered into any definitive agreements with any target business for a business combination. We will not generate any revenues or income, other than interest on the trust account funds, until, at the earliest, after the consummation of a business combination. The report of our independent registered public accountants on our consolidated financial statements includes an explanatory paragraph stating that the mandatory liquidation provision in our certificate of incorporation raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We will dissolve and liquidate if we do not consummate a business combination

Pursuant to, among other documents, our amended and restated certificate of incorporation, if we do not complete a business combination within 24 months after the consummation of our initial public offering if the extension criteria described below have been satisfied our purpose and powers will be limited to dissolving, liquidating and winding up. We view this obligation to dissolve and liquidate as an obligation to our public stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account (net of taxes payable and that portion of the interest earned previously released to us). Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and have agreed to vote in favor of any plan of dissolution and liquidation which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of our dissolution and liquidation of the trust account from our remaining assets outside of the trust fund, and we estimate such costs to be between $50,000 and $75,000. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our stockholder-approved plan of dissolution and liquidation. Concurrently, we shall pay, or reserve for payment, from interest released to us from the trust account if available, our liabilities and obligations, although we cannot give you assurances that there will be sufficient funds for such purpose. The amounts held in the trust account may be subject to claims by third parties, such as vendors, prospective target business or other entities, if we do not obtain waivers in advance from such third parties prior to such parties providing us with services or entering into arrangements with them.

Because we entered into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of the initial public offering, but were unable to complete the business combination within the 18-month period, we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to consummate a transaction within 24 months following the consummation of the initial public offering our purpose and powers will be limited to dissolving, liquidating and winding up. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and distribution. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. In addition, our Chairman and certain of our officers have agreed to indemnify us for all claims of creditors to the extent that we fail to obtain valid and enforceable waivers from such entities in order to protect the amounts held in trust.

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

Our certificate of incorporation authorizes the issuance of up to 15,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. As of the date of this Annual Report, there are 4,012,500 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Pursuant to the Merger Agreement with Hotels, the Hotels stockholders will receive 2,456,571 shares of Affinity common stock at the closing of the merger and up to an aggregate of 1,500,000 earn-out shares of Affinity common stock in the fiscal years ended December 31, 2008, 2009 and 2010. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

Our ability to effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect our President and Chief Executive Officer to remain associated with us following a business combination, we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

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

Our founding stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount available outside the trust fund, unless the business combination is consummated. The amount of available proceeds is based on management estimates of the capital needed to fund our operations and to consummate a business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion in pursuit of an acquisition that is not consummated. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

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

Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of our net assets at the time of such acquisition. We will not be able to acquire more than one target business because we have passed the 18 month period during which we may enter into a second agreement with a target company. Consequently, we will have the ability to complete only the initial business combination with the proceeds of our initial public offering. Accordingly, the prospects for our success may be:

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

Although we believe that the net proceeds of our initial public offering and the private placement will be sufficient to allow us to consummate a business combination, if it proves to be insufficient because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate the business combination, we would be compelled to restructure the transaction or abandon that particular business combination. In addition, if we consummate the business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our founding stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our founding stockholders (including all of our officers and directors) collectively own 20% of our issued and outstanding shares of common stock. None of our founding stockholders, officers and directors has indicated to us that they intend to purchase units or warrants on the open market subsequent to our initial public offering. For a more complete discussion, please see the section of this Annual Report entitled “Principal Stockholders.”

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

If our initial stockholders (including stockholders who have purchased units in the private placement) exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2007.

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

	Units (AFMIU)		Common Stock (AFMI)		Warrants (AFMIW)
	High	Low	High	Low	High	Low
2006:
Second Quarter (from Inception, June 6, 2006)	$6.25	$6.00	$-	$-	$-	$-

Third Quarter	$6.15	$5.90	$5.60	$5.25	$0.39	$0.30

Fourth Quarter	$6.30	$5.90	$5.60	$5.28	$0.37	$0.25

2007:
First Quarter	$6.50	$6.20	$5.69	$5.54	$0.44	$0.36

Second Quarter	$6.82	$6.50	$5.72	$5.65	$0.56	$0.40

Third Quarter	$7.00	$6.50	$5.92	$5.70	$0.60	$0.33

Fourth Quarter	$7.00	$6.45	$5.94	$5.65	$0.56	$0.31

The trading of our securities, especially our warrants, is limited, and, therefore, there may not be deemed to be an established public trading market under guidelines set forth by the Securities and Exchange Commission. As of March 26, 2008, there were 7 stockholders of record of our common stock, 1 holder of record of our warrants and 4 holder of record of our units. Such numbers do not include beneficial owners holding shares or warrants through nominee names.

We have never declared or paid any dividends on our common stock, nor do we anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Although we currently maintain no equity compensation plans for the benefit of our officers, directors, senior advisors, or any of their respective affiliates, our officers, directors and senior advisors have beneficial ownership of equity securities of the Company, which securities were issued to them prior to the consummation of our initial public offering.

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

Use of Proceeds from our Initial Public Offering

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-128707), and which related to the initial public offering of our units, was June 5, 2006. Each unit consisted of one share of common stock, $0.0001 par value per share, and two warrants to purchase one share of common stock. A total of 2,750,000 units were registered at a proposed maximum aggregate offering price of $16,500,000.

  The offering was consummated on June 9, 2006. The underwriters of the offering were Maxim Group LLC and Legend Merchant Capital Group. A total of 2,750,000 units were sold in the offering for an aggregate offering price of $16,500,000. On June 29, 2006, we consummated the closing of 412,500 additional units subject to the underwriters' over-allotment option generating total gross proceeds from the offering and the over-allotment of $18,975,000. Of this amount, $18,900,750 was placed in trust. Each of our units commenced trading its component share of common stock and warrants separately on July 26, 2006.

At December 31, 2007, approximately $19,064,000 is currently being held in trust and the remaining funds of $44,000 are being held outside of the trust. The remaining proceeds including interest earned on the funds held in trust are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund, after payment of contingent underwriting fees, as well as any other net proceeds not expended, will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through June 2008, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate the merger with Hotels. We would only consummate such a financing simultaneously with the consummation of the merger with Hotels.

No expenses of the offering were paid to any of our officers and directors or any of their respective affiliates. All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

Repurchases of Equity Securities.

None

Item 6. Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

Item 7. Management’s Discussion and Analysis or Plan of Operation

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

Planned Merger

On July 24, 2007 as amended on January 14, 2008, we entered into an agreement and plan of merger with Hotels At Home, Inc. (“Hotels”), an industry leading publisher of in-room retail catalogs and hotel-branded e-commerce Web sites for luxury hotels and resorts worldwide. Hotels’ catalogs and Web sites allow hotel guests to purchase items they have enjoyed during their stays, such as pillows, linens, robes, beds, and more. Hotels is a privately held company, headquartered in Fairfield, New Jersey with subsidiaries located in Fairfield, New Jersey and Paris, France. A more complete description of the transactions described above, including exhibits related thereto such as the Merger Agreement, is included in a Form 8-K filed on July 20, 2007, a Form 8K/A filed on July 27, 2007 and a Form 8K/A filed January 14, 2008.

Results of Operations

For the year ended December 31, 2007 and 2006, we had net income of $37,219, and $94,294 respectively. The net income for the year ended December 31, 2007 is attributable primarily to interest income of $987,226, offset by marketing, general and administrative expenses of $926,850. The net income for the year ended December 31, 2006 was attributable primarily to interest income of $551,090, offset by marketing, general and administrative expenses of $412,170.

Liquidity and Capital Resources

For the year ended December 31, 2007, our net cash provided by operating activities was $126,612, attributable primarily to net income of $37,219 and an increase in accounts payable and accrued expenses of $78,053. Our net cash used in investing activities was $171,834 and consisted of payments for deferred acquisition costs of $199,392, interest earned on trust assets of $992,442, less transfers of trust assets of $1,020,000 to cash. For the year ended December 31, 2006, net cash provided by operating activities was $22,815, and consisted of net income of $94,294 and an increase of $84,609 in interest receivable.

For the year ended December 31, 2006, our net cash used in investing activities was $19,091,545 attributable to the investment of the proceeds from the sale of units to the public and private placement. For the year ended December 31, 2006 our net cash provided by financing activities was $19,051,966 and is attributable to the sale of units to the public and the private placement. On June 9, 2006, we sold to the public 2,750,000 units (“Units”) at $6.00 per Unit, for a total of $16,500,000 and net proceeds of approximately $14,660,000, after reserving $720,000 for contingent underwriting compensation in a public offering in which Maxim Group LLC acted as managing underwriter. We also sold to Maxim LLC and Legend Merchant Group, Inc. for a total of $100, an option to purchase, in the aggregate, 192,500 units, with an option exercise price of $6.60 per Unit. On June 29, 2006, an additional 412,500 Units were sold upon exercise of the underwriters’ over-allotment option and we received net proceeds of approximately $2,227,000, after reserving $123,750 for contingent underwriting compensation. Each Unit consists of one share of the Company’s Common Stock and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00.

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

In evaluating a prospective target business, the Company has consolidated, among other factors, the financial condition and results of operation; growth potential; experience and skill of management; availability of additional personnel; capital requirements; competitive position; barriers to entry into other industries; stage of development of the products, processes or services; degree of current or potential market acceptance of the products, processes or services; proprietary features and degree of intellectual property or other protection of the products, processes or services; regulatory environment of the industry; and costs associated with effecting the business combination. There are no assurances the Company will be able to successfully effect the business combination.

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

There can be no assurance that the business combination with Hotels will be consummated. Should the business combination not be consummated by June 9, 2008, we would be required to return the funds held in trust to holders of shares issued in the Initial Public Offering as a mandatory liquidating distribution, pursuant to a plan of dissolution and liquidation. Any such plan of dissolution, if required, would have to first be submitted to stockholders for approval. These conditions raise a substantial doubt about our ability to continue as a going concern.

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

On January 3, 2007, as amended on January 9, 2008, the Company signed an agreement with Maxim Group LLC to provide merger and acquisition advisory services to the Company. This agreement will terminate upon the consummation of a merger or acquisition transaction as described within the agreement (the “Close”), unless earlier terminated or extended to another date mutually agreed to in writing. In consideration of its performance of these advisory services, the Company shall pay at the Close a cash fee equal to $100,000 (the “Fee”) and the equivalent of $100,000 in shares of common stock of the Company based on the 10-day volume weighted average price of such common stock prior to the date of the Close (the “Financial Advisor Common Stock”). Should the Close not occur, Maxim Group LLC shall not be entitled to receive the Fee or the Financial Advisor Common Stock. The Company recognizes that the fees contemplated by this agreement are separate from the Company’s obligations to Maxim Group LLC under the underwriting agreement dated June 5, 2006 between Maxim Group LLC and the Company.

On June 29, 2007 we signed an agreement with Brainerd Communicators, Inc. to provide financial public relations services for a fee of $7,500 per month. The term of the agreement is for the period commencing July 12, 2007, expiring 30 days after the completion of the first acquisition and may be terminated by either party upon 30 days notice.

On July 2, 2007 we signed an agreement with PFK Development Group (“PFK”) acknowledging and re-confirming an oral agreement made on or about April 5, 2007. PFK, who, as a non-exclusive independent consultant has agreed to assist the Company with identifying potential acquisition candidates. The PFK agreement has a term of one year and may be terminated in writing without notice or cause by either party at any time. PFK will be entitled to a success fee for candidates introduced to the Company prior to the end of the engagement if during the term of the agreement or within one year after the expiration or termination of the agreement the Company consummates a business combination transaction with the candidate. The success fee is 5% of that portion of the purchase price up to $1,000,000 plus 4% of that portion of the purchase price between $1,000,001 and $2,000,000, plus 3% of that portion of the purchase price between $2,000,001 and $3,000,000, plus 2% of that portion of the purchase price between $3,000,001 and $4,000,000, plus 1% of that portion of the purchase price exceeding $4,000,000. Upon the consummation of the proposed merger with Hotels, we will be obligated to pay a success fee in cash and stock valued at $400,000 to PFK Development Group.

On July 9, 2007, the Company signed an agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) engaging them to prepare a fairness opinion regarding the potential acquisition of Hotels (See below). The Ladenburg fee is $75,000 of which $25,000 was paid on July 11, 2007 and $50,000 was paid on October 29, 2007. On January 10, 2008, the Company engaged Ladenburg to prepare an updated fairness opinion to reflect the amendment to the Merger Agreement, at a cost of $37,500, of which $18,750 was paid upon the execution of the agreement and the remainder will be paid upon issuance of the opinion.

Critical Accounting Policies

We adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007 and we also changed the method of accounting following the guidance of the FASB’s staff position provided in Emerging Issues Task Force (“EITF”) 00-19-2 (“FSP EITF 00-19-2”) as further described in Note 3 to our consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations”, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects SFAS 141R to have an impact on the accounting for any future business acquisitions as of the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned business acquired in the future.

Off-Balance Sheet Arrangements

As of December 31, 2007, there were no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

Item 8. Financial Statements

Our consolidated financial statements and the related notes to the consolidated financial statements are on pages F-1 through F-20 comprising a portion of this annual report on Form 10-K.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006 and
For the Period from August 12, 2005 (Inception) Through December 31, 2007

Index to Consolidated Financial Statements

Page Nos.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders' Equity (Deficit)	F-5
Statements of Cash Flows	F-6,F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Affinity Media International Corp.

We have audited the accompanying consolidated balance sheets of Affinity Media International Corp. and Subsidiary (a development stage enterprise) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006, and for the period from August 12, 2005 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affinity Media International Corp. and Subsidiary (a development stage enterprise) as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006, and for the period from August 12, 2005 (inception) through December 31, 2007 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s certificate of incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination prior to June 9, 2008. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP
 New York, New York
March 28, 2008

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	As of December
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,655	$88,877
Cash and cash equivalents held in trust	88,987	116,545
Interest receivable	78,862	84,609
Prepaid expenses	13,393	18,986

Total Current Assets	224,897	309,017

Cash and cash equivalents held in trust	18,131,250	18,131,250
Cash and cash equivalents held in trust - restricted	843,750	843,750
Deferred acquisition costs	426,598	-

Total Assets	$19,626,495	$19,284,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$351,727	$46,468

Total Current Liabilities	351,727	46,468

Other liabilities	843,750	843,750

Total Liabilities	1,195,477	890,218

Common stock subject to possible conversion, 862,097 shares at conversion value	4,959,226	4,959,226

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-

Common stock - $0.0001 par value; 15,000,000 shares authorized; 4,162,500 shares issued and outstanding, (which includes 862,097 shares subject to possible conversion)	330	330

Additional paid-in capital	13,367,304	13,367,304
Earnings accumulated during the development stage	104,158	66,939
Total Stockholders’ Equity	13,471,792	13,434,573
Total Liabilities and Stockholders’ Equity	$19,626,495	$19,284,017

The accompanying notes are an integral part of these consolidated financial statements.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006		For the period from August 12, 2005 (Inception) through December 31, 2007
OPERATING EXPENSES

Administrative cost allowance - related party	$90,000	$52,500		$142,500
Marketing, general and administrative expenses	836,850	359,670		1,223,875

Total operating expenses	926,850	412,170		1,366,375

OTHER INCOME

Interest income	987,226	551,090		1,538,316

Total other income	987,226	551,090		1,538,316

Income before income taxes	60,376	138,920		171,941
Provision for income taxes	23,157	44,626		67,783

NET INCOME	$37,219	$94,294		$104,158

Earnings per share:
Basic and Diluted	$0.01	$0.04

Weighted average shares outstanding:
Basic and Diluted	3,300,403	2,187,181	(1)

(1) Share amounts have been restated to reflect a stock dividend, effected on February 13, 2006, of 0.2 shares of common stock for each share of common stock outstanding at December 31, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period From August 12, 2005 (Inception) Through December 31, 2007

				Earnings
				(deficit)
				accumulated	Stockholders'
	Common stock		Additional	during the	Equity
	Shares	Amount	Paid-In Capital	DevelopmentStage	(Deficit)
Common stock issued on
August 12, 2005 at $0.033 per share (1)	750,000	$75	$24,925	$-	$25,000

Net loss for the period August 12, 2005
(Inception) to December 31, 2005	-	-	-	(27,355)	(27,355)

Balance at December 31, 2005	750,000	75	24,925	(27,355)	(2,355)

Sale of 250,000 units, net of
underwriters’ discount, on
May 9, 2006 at $6.00 per share	250,000	25	1,364,975	-	1,365,000

Sale of 2,750,000 units, net of
underwriters’ discount and offering
expenses (includes 749,650 shares
subject to conversion) on
June 9, 2006 at $6.00 per share	2,750,000	275	14,659,485	-	14,659,760

Proceeds subject to possible
conversion of 749,650 shares
at $5.76 per share	(749,650)	(75)	(4,318,197)	-	(4,318,272)

Proceeds from issuance of option	-	-	100	-	100

Sale of 412,500 units, net of
underwriters’ discount and offering
expenses (includes 112,447 shares
subject to conversion) on
June 29, 2006 at $6.00 per share	412,500	41	2,276,959	-	2,277,000

Proceeds subject to possible
conversion of 112,447 shares
at $5.70 per share	(112,447)	(11)	(640,943)	-	(640,954)

Net income for the year ended
December 31, 2006	-	-	-	94,294	94,294

Balance at December 31, 2006	3,300,403	$330	$13,367,304	$66,939	$13,434,573

Net income for the year ended
December 31, 2007	-	-	-	37,219	37,219

Balance at December 31, 2007	3,300,403	330	13,367,304	104,158	13,471,792

(1) Share amounts have been restated to reflect a stock dividend, effected on February 13, 2006, of 0.2 shares of common stock for each outstanding share of common stock at December 31, 2005.

The accompanying notes are an integral part of these consolidated financial statements

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the period from August 12, 2005 (Inception) through December 31, 2007
Cash Flows From Operating Activities
Net income	$37,219	$94,294	$104,158
Changes in operating assets and liabilities:
Prepaid expenses	5,593	(18,986)	(13,393)
Interest receivable	5,747	(84,609)	(78,862)
Accounts payable and accrued expenses	78,053	32,116	124,521
Net cash provided by (used in) operating activities	126,612	22,815	136,424

Cash Flows From Investing Activities
Payments for deferred acquisition costs	(199,392)	-	(199,392)
Cash and cash equivalents held in trust fund	27,558	(18,247,795)	(18,220,237)
Cash and cash equivalents held in trust fund - restricted	-	(843,750)	(843,750)
Net cash used in investing activities	(171,834)	(19,091,545)	(19,263,379)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	25,000
Proceeds from notes payable-related party	-	-	235,000
Net proceeds of private offering	-	1,365,000	1,365,000
Gross proceeds of public offering	-	18,975,000	18,975,000
Payments of costs of public and private offering and deferred offering costs	-	(1,053,134)	(1,134,490)
Repayment of advance from founding stockholder	-	-	(60,000)
Repayment of notes payable - related party	-	(235,000)	(235,000)
Proceeds from issuance of option	-	100	100
Net cash provided by financing activities	-	19,051,966	19,170,610

Net Increase (Decrease) in Cash and Cash Equivalents	(45,222)	(16,764)	43,655

Cash and Cash Equivalents - Beginning of the Period	88,877	105,641	-

Cash and Cash Equivalents - End of the Period	$43,655	$88,877	$43,655

The accompanying notes are an integral part of these consolidated financial statements

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the period from August 12, 2005 (Inception) through December 31, 2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$49,489	$-	$49,489

Non-Cash Financing Activities:
Deferred offering cost advanced from founding
stockholders	$-	$-	$60,000

Accrual of other current liability for offering costs	$-	$843,750	$843,750

Deferred acquisition costs accrued and deferred	$227,206	$-	$227,206

 The accompanying notes are an integral part of these consolidated financial statements

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

Affinity Media International Corp. (a development stage enterprise) (“Affinity”) was incorporated in Delaware on August 12, 2005 as a blank check company whose objective is to acquire an operating business or businesses in the publishing industry located in the United States.

On July 23, 2007, Affinity formed Affinity Acquisition Subsidiary Corp. (“Affinity Subsidiary”), a Delaware Corporation, for the purpose of effecting a business combination with Hotels at Home, Inc. Affinity and Affinity Subsidiary are collectively referred to as the “Company”. See Note 9 - Merger Agreement for a discussion of a definitive agreement and plan of merger entered into on July 24, 2007 and amended on January 14, 2008.

At December 31, 2007, the Company had not yet commenced any operations. All activity through December 31, 2007 relates to the Company’s formation, completion of the Public Offering described below and the identification and qualification of a suitable Business Combination, as defined below. Affinity has selected December 31 as its year end.

The registration statement of the Company’s initial public offering (“Public Offering”) was declared effective on June 5, 2006. The Company consummated its Public Offering on June 9, 2006 and received net proceeds of approximately $14,660,000, after reserving $720,000 for contingent underwriting compensation which is included in other liabilities. Prior to the Public Offering, the Company consummated a private placement (“Private Placement”) and received net proceeds of $1,365,000. Both the Public Offering and the Private Placement are discussed in Note 4. On June 29, 2006, the Company consummated the funding of the Underwriter’s over-allotment option from the Public Offering, receiving net proceeds of approximately $2,277,000, after reserving $123,750 for contingent underwriting compensation which is included in other liabilities.

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
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations, continued

The Company, after signing a definitive agreement for the acquisition of a target business or businesses, will submit such transaction for stockholder approval. All of the Company’s stockholders prior to the Public Offering and the Private Placement, including all of the officers and directors of the Company (“Founding Stockholders”), have agreed to vote their founding shares of Common Stock, par value $.0001 (“Common Stock”) consisting of 750,000 shares owned at December 31, 2007, in accordance with the vote of the majority interest of the Public Stockholders (see below) of the Company with respect to any Business Combination. One of the Founding Stockholders and two non-affiliated accredited investors have agreed that the shares of Common Stock they acquired through the Private Placement prior to the Public Offering, consisting of 250,000 shares of Common Stock and any other shares acquired in the aftermarket, will be voted in favor of a Business Combination approved by the Board. The Company will proceed with a Business Combination only if a majority of the shares of Common Stock included in the units sold in the Public Offering and the Private Placement and cast at the meeting are voted in favor of the Business Combination, and Public Stockholders (see below) owning 27.26% or a lesser amount of the shares issued in the Public Offering exercise their conversion rights, as described below, and provided further, that the board of directors and officers of the Company may, in the exercise of their business judgment, stipulate any percentage lower than 27.26% as a condition to the closing of a Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

The Company’s amended and restated certificate of incorporation (“Certificate of Incorporation”) filed on May 23, 2006 provides for mandatory liquidation of the Trust Account to the Company’s Public Stockholders in connection with a dissolution approved by a majority of the Company’s stockholders in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering upon the satisfaction of certain extension criteria (which has been satisfied). This condition raises substantial doubt as to the Company’s ability to continue as a going concern (See Note 2 for managements plans). All of the Company’s Founding Stockholders and the stockholders who acquired shares of Common Stock in the Private Placement have agreed if the Company does not consummate a business combination to vote such shares and any shares of Common Stock acquired in the Public Offering or in the aftermarket in favor of a plan of dissolution and liquidation. In the event of the liquidation of the Trust Account in connection with the Company’s dissolution approved by a majority of the Company’s stockholders, the per share value of the residual assets remaining available for distribution (including Trust Fund assets) is expected to be equal to the initial public offering price of the units in the Public Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Public Offering discussed in Note 4).

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - Going Concerns and Management Plans

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering (June 9, 2006), or 24 months from the consummation of the Offering upon the satisfaction of certain extension criteria (which have been satisfied). This condition raises substantial doubt as to the Company’s ability to continue as a going concern.

There can be no assurance that the Business Combination described in Note 9 will be consummated. Should this Business Combination not be consummated by June 9, 2008, the Company would be required to return the funds held in trust to holders of shares issued in the Public Offering described in Note 4, as a mandatory liquidating distribution, pursuant to a plan of dissolution and liquidation approved by the stockholders. See Note 9 for a discussion of the Company’s Agreement and Plan of Merger with Hotels.

NOTE 3 - Summary of Significant Accounting Policies

Concentrations of Credit Risk - Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with various financial institutions, which may exceed insured limits throughout the period. At December 31, 2007 the Company had cash balances in excess of the maximum amount insured. The Company mitigates its risk by depositing its cash and cash equivalents with major financial institutions.

Income Taxes

The Company recorded a provision for income taxes of $23,157 and $44,626 for the years ended December 31, 2007 and 2006, respectively. Accrued income taxes of $18,294 have been included in accounts payable and accrued expenses at December 31, 2007 in the accompanying financial statements.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Income Taxes, continued

The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	December 31,
	2007	2006
Tax (benefit) at federal statutory rate	34.0%	34.0%
State income taxes net of federal benefit	5.8	6.0
Decrease in valuation allowance	-	(7.9)
Benefit of graduated tax rates	(6.6)	-
Permanent differences	2.2	-
Other	3.0	-
Effective income tax rate	38.4%	32.1%

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

The effective tax rate at December 31, 2007 differs from the statutory rate of 34% due primarily to the affects of California state income taxes, which has an effective rate of 5.8%, the benefit of the effect of graduated tax rates (6.6)%, permanent differences of 2.2% and other differences of 3.0% . The effective rate at December 31, 2006 differs from the statutory rate of 34% due primarily to the effects of California state income taxes and the decrease in the valuation allowance.

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007. The evaluation was performed for the tax period August 12 (inception) to December 31, 2005 and for the year ended December 31, 2006, the tax years which remain subject to examination for Federal and California State purposes as of December 31, 2007. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Income Taxes, continued

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses. For the years 2007 and 2006, the Company incurred penalties of $3,298 and $0 respectively. For the years 2007 and 2006, the Company incurred tax related interest of $369 and $0 respectively. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Deferred Acquisition Costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 - Business Combinations (“SFAS 141”), the Company records costs incurred for accounting, legal, investigations and appraisals related to the acquisitions of targeted businesses as deferred acquisition costs. The disposition of these costs will be determined upon consummation of the related acquisition. Through December 31, 2007 the Company has recorded $426,598 of such deferred acquisition costs in connection with the proposed business combination described more fully in Note 9.

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The exercise of 6,825,000 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note 4 are contingent upon the occurrence of future events, and therefore, are not included in the calculation of diluted earnings per share in accordance with SFAS No. 128. The effect of the 427,000 Incentive Warrants (not yet issued), as described in Note 4 has not been considered in the diluted earnings per share calculation since they too are contingently issuable. The effect of the 192,500 shares of common stock and 385,000 Warrants in connection with the Unit Purchase Option as described in Note 4 has not been considered in the diluted earnings per share calculation since the Unit Purchase Option is contingently exercisable.

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

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company's financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations”, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects SFAS 141R to have an impact on the accounting for any future business acquisitions as of the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned business acquired in the future.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The Company reclassified amounts held in trust from current assets to long term assets with the exception of amounts held in trust that are available for current operations of the Company.

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

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 12, 2007 the Company’s Board of Directors approved an increase in the number of shares of common stock that the Company is authorized to issue from 15,000,000 to 29,000,000 shares, subject to shareholder approval.

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

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7- Commitments and Related Party Transactions, continued

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

On January 3, 2007, as amended on January 9, 2008, the Company signed an agreement with Maxim Group LLC to provide merger and acquisition advisory services to the Company. This agreement will terminate upon the consummation of a merger or acquisition transaction as described within the agreement (the “Close”), unless earlier terminated or extended to another date mutually agreed to in writing. In consideration of its performance of these advisory services, the Company shall pay at the Close a cash fee equal to $100,000 (the “Fee”) and the equivalent of $100,000 in shares of common stock of the Company based on the 10-day volume weighted average price of such common stock prior to the date of the Close (the “Financial Advisor Common Stock”). Should the Close not occur, Maxim Group LLC shall not be entitled to receive the Fee or the Financial Advisor Common Stock. The Company recognizes that the fees contemplated by this agreement are separate from the Company’s obligations to Maxim Group LLC under the underwriting agreement dated June 5, 2006 between Maxim Group LLC and the Company.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7- Commitments and Related Party Transactions, continued

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

On July 9, 2007, the Company signed an agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) engaging them to prepare a fairness opinion regarding the potential acquisition of Hotels (See Note 10 - Merger Agreement). The Ladenburg fee in connection with this engagement was $75,000 of which $25,000 was paid on July 11, 2007 and $50,000 was paid on October 29, 2007. On January 10, 2008, the Company engaged Ladenburg to prepare an updated fairness opinion to reflect the amendment to the Merger Agreement, at a cost of $37,500, of which $18,750 was paid upon the execution of the agreement and the remainder will be paid upon issuance of the opinion.

On July 24, 2007, the Company entered into an Agreement and Plan of Merger with Hotels at Home, Inc. On January 14, 2008, the Company entered into an Amendment to the Agreement and Plan of Merger with Hotels at Home, Inc (See Note 9).

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

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Merger Agreement

On July 24, 2007, as amended on January 14, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hotels at Home, Inc., a Delaware corporation (“Hotels”), pursuant to which Hotels will merge into Affinity Subsidiary and Hotels will become a wholly-owned subsidiary of the Company.  Following consummation of the merger, it is anticipated that Affinity Subsidiary will change its name to Hotels at Home, Inc.  Hotels is headquartered in Fairfield, New Jersey, with subsidiaries located in Fairfield, New Jersey and Paris, France.

The original Merger Agreement provided that by virtue of the merger, and subject to certain adjustments, Hotels stockholders would receive: (a) an aggregate of 3,509,203 shares of Affinity Common Stock and (b) $16,000,000 in cash in exchange for all of the issued and outstanding capital stock of Hotels.

On January 14, 2008, Affinity, Affinity Subsidiary, Hotels and the Hotels Stockholders entered into an amendment to the Merger Agreement (the “Amendment”). Pursuant to the Amendment, the shares of Affinity common stock to be issued to the Hotels Stockholders at the closing of the Merger were reduced from 3,509,203 shares of Affinity common stock to 2,456,571 shares of Affinity common stock. In addition, the parties agreed to an earn-out provision whereby if Hotels satisfies certain established net income levels for each of the fiscal years ending December 31, 2008, 2009 and 2010, the hotels Stockholders will earn up to 1,500,000 shares of Affinity common stock. Notwithstanding the foregoing, in the event that the Hotels Stockholders do not earn, in the aggregate, 1,000,000 earn-out Shares, then Affinity shall cause the founding stockholders of Affinity to transfer to the Hotels stockholders an aggregate of 500,000 shares of their Affinity common stock, on a pro-rata basis.

Up to 27.26% of investors holding shares from the Company’s IPO who elect to vote against the Merger and convert such shares will be entitled to $6.00 per share, but only in the event that the merger is consummated. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, the Company has until June 9, 2008 to complete this business combination.

The Merger Agreement is subject to customary representations and warranties by both the Company and Hotels.

The Merger Agreement provides that as a condition to the Company's obligation to consummate the Merger certain officers of Hotels will enter into employment agreements with the Company which will be effective upon the consummation of the Merger.

Hotels Stockholders have agreed to an eighteen month lockup of the shares of common stock issuable to them in the merger. The Company has agreed to register the shares issuable to Hotels following the closing pursuant to the terms of a registration rights agreement. The Company has agreed to file a registration statement to provide for the resale of such shares within 90 days after the effective date of the merger (the “Effective Date”) and has agreed to grant certain demand and piggyback registration rights. In the event the Company is unable to register and/or maintain the registration of these shares of common stock, the Agreement and Plan of Merger does not require penalties or liquidated damages.

The Merger Agreement provides that at the time of the merger, the Company shall designate two members, Hotels shall designate two members, and together the Company and Hotels shall designate one independent member to the Company’s board of directors.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Merger Agreement, continued

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

Pursuant to the terms of the Merger Agreement, the Company may undertake and consummate one or more private placements of its equity and/or debt securities prior to the effective date of the merger upon terms acceptable to it, after consultation with Hotels; provided, however, that: (a) the gross proceeds of such private placement do not exceed the lesser of the amount paid in conversion payments and $5,000,000, (b) The Company shall use commercially reasonable efforts to ensure that the per share consideration received for any equity securities offered or sold in such private placement is not less than a discount of more than 20% of the average closing price of the Company’s Common Stock for the 10 days prior to the closing of the private placement and (c) the net proceeds of such private placement are used solely to: (i) pay a portion of the Cash Consideration and (ii) provide working capital to the Affinity Subsidiary, which will be renamed Hotels at Home, Inc., after the merger.

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

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Merger Agreement, continued

Upon the consummation of the proposed merger with Hotels, the Company is obligated to pay a success fee in cash and stock in the amount of $400,000 to PFK Development Group and a fee in the amount of $200,000 to Maxim (see Note 7).

Item 9. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a) -15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and President and effected by our Board to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2007, our Chief Executive Officer and President, have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act.

In their evaluation, our Chief Executive Officer and President have identified the following matters that would constitute a material weakness (as that term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 5): lack of the necessary corporate accounting resources, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel. On August 12, 2005, the Company began as a shell company, as defined in Rule 12b-2 of the Exchange Act. On June 9, 2006 the company completed its initial public offering, and currently, is seeking to acquire a suitable company as specified in its charter. Currently, the Company is being operated solely by the Company’s Chief Executive Officer and its President.

To address these issues, we have taken the following remediation measures: which have either been implemented, are in process of being implemented or are planned for the 2008 fiscal year:

•
The Company employs a financial consultant who works closely with the Company’s Chief Executive Officer and its President to gather the required information and to prepare the periodic financial statements and public filings.

•
Upon the successful consummation of a business combination and becoming an operating company, and as resources permit, the Company believes it will then have or will hire such additional financial resources as will be necessary to assist in the segregation of duties with respect to financial reporting and compliance with Sarbanes-Oxley Section 404.

As a result of the material weaknesses identified above, our Chief Executive Officer and President have concluded that the design and operation of our disclosure controls and procedures and our internal controls and procedures are not effective as of December 31, 2007.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A(T) was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A(T) in this Report.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers

Our current directors and executive officers are listed below. There are no family relationships among such persons. None of such persons are, or have been, involved with any other blank check companies.

Name	Age	Position
Peter H. Engel	73	Chairman, chief executive officer and treasurer
Howard Cohl	45	President, secretary and director
Peter Dombrowski	68	Chief operating officer and director
Michael Arthur	68	Director
Marc E. Jaffe	55	Director

Peter Engel. Mr. Engel has been our chairman, chief executive officer and treasurer since inception in August 2005. Mr. Engel has been involved with the publishing industry since his first book, The Overachievers, was published by St. Martins Press in 1976. Since 1998, Mr. Engel has concentrated on building entrepreneurial enterprises, some of them in the publishing arena. Currently, Mr. Engel serves as chairman of Dollar Days International, LLC, an Internet-based general merchandiser wholesaler serving independent re-sellers. From 1998 to 2000 he was the president of the audio book division of NewStar Media, Inc. (formerly a Nasdaq company). From 1992 to 1998 he was the president and CEO of Affinity Communications Corp., a West Coast publishing and book concept developer whose books were published by many major publishers including Crown, Harper Collins, Little Brown, McGraw Hill, Penguin, Pocket, Putnam, Random House, Regnery, St. Martins Press, Simon & Schuster and Viking. In 1980, Mr. Engel founded and became the president and CEO of The American Consulting Corporation (“ACC”), a marketing services firm. ACC’s clients included Campbell Soup, Carter-Wallace, Coors, Citicorp, Clorox, Dunkin’ Donuts, Frito-Lay, Gillette, Johnson and Johnson, Kraft, Mattel, Nestle, Nike, Ocean Spray, PepsiCo, Quaker, and Seagram as well as over forty other companies. Mr. Engel took ACC public in 1987 and sold it in 1988. From 1971 to 1980, Mr. Engel was a senior executive at Colgate-Palmolive, where he was Vice President Latin America and Canada, and Vice President of Marketing Services, eventually rising to Group Vice President, Cosmetics and Beauty Accessories Division and President and CEO of Helena Rubinstein. From 1968 to 1970, he was CEO of Candy Corporation of America (“CCA”) and its public parent, Lehigh Coal and Navigation. At CCA, he led the roll up of several candy companies (including such brands as Bonomo’s Turkish Taffy, Mason Mints, Mason Dots, and Cella’s Cherries) to form an integrated candy group. From 1966 to 1968, Mr. Engel was General Manager, General Products Division, Philip Morris, where he was responsible for non-tobacco products including: Personal razor blades, an industrial blades business, Burma Shave, Clark Chewing Gum, and the launch of Kit-Kat candy bars. Mr. Engel began his career in 1956 at Procter & Gamble, rising to Tide brand manager in Canada. He was then promoted to become one of the team of executives that opened P&G Germany. In 1964, Mr. Engel was moved to P&G’s Cincinnati headquarters. Mr. Engel is a former Associate Professor at the University of Southern California entrepreneurial program. Under his own name, he is the author of three novels ( High Gloss, A Controlling Interest, and Tender Offers ), five business books ( The Overachievers, What’s Your Exit Strategy, The Exceptional Individual, Scam, and The SOHO Desk Reference, a Practical Guide for Entrepreneurs, ed. ), and several gift books. In addition, he has ghost-written a number of books on alternative health and other issues. Mr. Engel has also been granted patents covering cosmetics, health related products, promotional concepts, and an Internet concept. He holds a B.Com from McGill University in Montreal, and has completed the course work, but not the dissertation, for a PhD in history at New York’s Columbia University.

Howard Cohl. Mr. Cohl has been our president, secretary and a director since inception in August 2005. He has over 15 years experience in lifestyle marketing, publishing, and licensing. Mr. Cohl is the former president of Silverback Books, Inc., a San Francisco and Los Angeles-based cookbook publisher founded in 1999. Mr. Cohl led Silverback Book’s expansion into more branded publishing programs with the likes of Betty Crocker, HEB, ZonePerfect, Nestle and others. Prior to joining Silverback Books, Mr. Cohl founded Cohl Media (formerly Mi-5), a boutique marketing company and consultancy that developed publishing, licensing, sponsorship and distribution programs with Seagram’s, Twentieth Century Fox, Broadway Television Network, Clark Retail, and others. From 1998 until 2000, Mr. Cohl was the executive vice president of publishing and internet services at NewStar Media Inc. (formerly a Nasdaq-listed company), where he oversaw the marketing and sales of Newstar’s audio book business. From 1993 until 1998, Mr. Cohl was the senior vice president of Affinity Communications Corp., a West Coast book publishing concept developer whose books were published by many major publishers including Crown, Harper Collins, Little Brown, McGraw Hill, Penguin, Pocket, Putnam, Random House, Regnery, St. Martins Press, Simon & Schuster and Viking. Corporate brands with whom publishing projects were developed included Burger King, Seagrams, Playskool, Office Depot, Van Heusen, Business Week , Freeman Cosmetics, Toys R Us, and the  Friars Club. The company also developed a variety of alternative health information properties, including The Arthritis Cure which became a New York Times #1 non-fiction bestseller. From 1992 until 1993, Mr. Cohl was an associate and then partner at Crossroads Marketing Group, a Mountain View, California entertainment and sports marketing consultancy. Mr. Cohl began his career in 1987 as a practicing lawyer with Coblentz, Cahen, McCabe & Breyer in San Francisco. He received his B.A. in Political Science from the University of Wisconsin-Madison, and his J.D. with Honors from the University of San Francisco School of Law. Mr. Cohl is a member of the State Bar of California, the author of three published books, and a former part-time lecturer at the University of Southern California Marshall School of Business.

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

Michael Arthur. Mr. Arthur has been one of our directors since inception in August 2005. Since 1990 Mr. Arthur has headed Michael Arthur & Associates, a consulting and interim management firm specializing in restructurings, business development, strategic, branding and financial planning. Assignments have included: California Federal Bank where Mr. Arthur served as interim CEO and Board Member; Long John Silver’s Restaurants and Sizzler Restaurants in bankruptcy; and restructuring a national sales promotion and fulfillment firm whose clients included Sam’s Club and K-Mart. Prior to 1990, Mr. Arthur served as Executive Vice President and Chief Financial Officer for Sizzler Restaurants and Pinkerton Security; Vice President of Marketing for Mattel Toys; and in various other marketing management roles in advertising agencies and at Procter and Gamble. Mr. Arthur currently serves as a Board Member for Einstein Noah Restaurant Group, Inc. (BAGL), the parent company of three popular bagel chains (Einstein Bros. Bagels, Noah’s New York Bagels and Manhattan Bagel). Mr. Arthur attended Johns Hopkins University and the Wharton Graduate School of Business.

Marc E. Jaffe. Mr. Jaffe has been one of our directors since inception in August 2005. He has more than 24 years of general management experience in publishing, both in traditional print media, and in all forms of contemporary electronic formats. From May 2006 to the present, Mr. Jaffe has been the Chief Executive Officer of PixFusion, LLC, a leader in personalized entertainment. Under Kideo, its consumer facing brand, the company is the leading publisher of photo-personalized children’s DVDs incorporating high profile brands such as Dora the Explorer and Spider-Man. PixFusion’s patented technology allows the company to automate the production of photo-personalized video across all formats and technologies. From April 2004 to May 2006, he had served as an adviser and consultant to a range of media and technology companies, among them Waterfront Media Inc., Pixfusion LLC, Mikoh Corp. and Red Jam Media, Inc. From January 2001 through March 2004, he was the senior vice president and a member of the executive management committee of Rodale Inc., a leading privately-held publisher of books and magazines on healthy, active lifestyles. At Rodale, he was responsible for, among other matters, its domestic trade book business as well as its licensing business. He oversaw one of its editorial groups as well as certain publishing joint ventures and Rodale’s first film deal. Mr. Jaffe also has international publishing experience. Upon joining Rodale in January 2001, he launched its international trade book publishing effort and was also elected to the board of directors of Men’s Health Italy, Rodale’s international magazine joint venture with Mondadori, one of Italy’s leading book and magazine publishers. As a publisher across many media, Mr. Jaffe was responsible for publishing the South Beach Diet books, Pete Rose’s My Prison Without Bars and a long list of other titles including software and video products with well-known brands such as Star Trek, JK Lasser, The Silver Palate, and Hugh Johnson. From 1998 through March 2001, Mr. Jaffe served as the non-executive chairman of Vizacom, a Nasdaq-listed Internet software publishing company. From 1991 to 2000, Mr. Jaffe founded and was president of Electronic Licensing Organization (“ELO”), a licensing agency dedicated to bringing together various forms of intellectual property with new media and interactive technologies. ELO’s client base included the book publisher, Bantam Doubleday Dell, as well as IBM and others. Earlier in his career, Mr. Jaffe served as executive vice-president of Franklin Electronic Publishers, Inc., an e-book publisher, and as president of the Software and Video Division of Simon & Schuster, then a Paramount company. Mr. Jaffe is a graduate of Columbia Law School and Columbia College.

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

Board Committees

We currently do not have any committees that have been established by the Board. Our entire Board performs the functions that will likely be delegated to an audit committee, compensation committee and nominating committee in the future. Because we have not yet established an audit committee, we do not have an audit committee financial expert. We anticipate identifying an appropriate director candidate who may fill this position in the future.

Code of Conduct

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Special Advisor

Fred Tarter. Mr. Tarter is our special advisor. He has had an active career in the fields of finance, communications, publishing, media and barter. Since 2001, Mr. Tarter’s focus has been on developing several financial structures utilizing insurance and annuity products and the capital markets. He has done this through his newest company, Epic Associates, LLC. He is the holder of two patents on his work.Mr. Tarter is chairman and principle shareholder of PreSchool Funding LLC. The preeminent financing facility making private preschool education affordable. Additionally, Mr. Tarter is a current member of the board of Asset Marketing Systems, LLC, a private company, which is a direct distributor of fixed and equity-indexed annuities. In 1993 Mr. Tarter began The Pharmacy Fund, Inc. (“PFI”), a securitized, asset-backed healthcare financing company of which he was the founder, chairman and chief executive officer. PFI, using its own proprietary network and patented processing system, intercepted third-party pharmacy claims which were credit-evaluated in real time and “purchased” receivables from both independent and chain store pharmacies throughout the U.S. The purchased receivables were used to back pharmacy securitized-asset debentures. In 1996, PFI was recognized as one of the top 100 privately held companies in the U.S. by Inc. Magazine. PFI was acquired in 1998. In May 2002, Mr. Tarter was elected chairman of the Radio Free Europe/Radio Liberty Foundation, a position that he still holds. Radio Free Europe, founded in 1945, today broadcasts in 32 languages across 13 time zones to countries in Europe, Asia, the former Soviet Union, and the Middle East. Since 1984 Mr. Tarter has been a director of Caribbean News Services, Inc., owner and operator of EL VOCERO , a newspaper serving Puerto Rico. Currently in its thirtieth year of publication, EL VOCERO circulation approaches 200,000 per day. In the 1980s and 1990s Mr. Tarter served as executive producer of several made-for-television movies. Mr. Tarter was the Chairman of Screenvision Cinema Network from 1979 to 2000. Screenvision was sold to Technicolor Inc., a subsidiary of Carlton Communications. From 1974 to 1992, Mr. Tarter headed Deerfield Communications. In 1988, Deerfield Communications was recognized as one of the top 100 privately held companies in the U.S. by Inc. Magazine , and was subsequently sold to Integrated Barter Corporation.

We may consult from time-to-time with our special advisor with respect to evaluating potential target businesses and other matters related to our operations. We have identified Mr. Tarter as our special advisor based on his experience in the financial and publishing-related sectors. Our special advisor has no formal rights or duties, is not considered a consultant or member of our management or board of directors and therefore owes no fiduciary duty to us or our stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.  All of these reports were filed in a timely manner.

Item 11. Executive Compensation

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

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	All Other Compensation $	Total $
Peter H. Engel Chairman, Chief Executive Officer and Treasurer	2007 2006	ß ----------------------------------------NONE-------------------------------------------- à ß ----------------------------------------NONE-------------------------------------------- à

Peter H. Engel Chairman, Chief Executive Officer and Treasurer	2007 2006	ß ----------------------------------------NONE-------------------------------------------- à ß ----------------------------------------NONE-------------------------------------------- à

Outstanding Equity Awards at Year End

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (1) (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that have not vested (#)	Market value of shares that have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares that have not vested (#)	Equity Incentive Plan Awards: Market value of Unearned shares that have not vested ($)

ß -----------------------------------------------------NONE------------------------------------------------------------- à

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

ß ------------------------------------NONE----------------------------------- à

Employment Agreements

As of December 31, 2007, the Company was not a party to any employment agreements.

Fiscal Year 2007 Stock Option Awards

The Company did not award any stock options in 2007 and 2006.

Compensation Actions in 2007

The Company has not made any bonus or salary awards for performance during 2007 and 2006, nor has it approved any stock option awards for 2007 and 2006 performance.

Director Compensation Policy

The Company does not currently pay any fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2008, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (3)
Peter H. Engel (2), (10)	480,834	11.6%
Howard Cohl (2)	266,250	6.4%
Peter Dombrowski (2)	45,000	1.1%
Michael Arthur (2)	13,750	*
Marc E. Jaffe (2)	13,750	*
Baupost Group LLC (4)	402,000	9.7%
Millenco LLC (5)	339,350	8.2%
JMG Triton Offshore Fund, Ltd (6)	258,700	6.2%
Hummingbird Management, LLC (7)	488,000	11.7%
Hudson Bay Capital Management, LP (8)	222,000	5.3%
All current directors and executive officers as a group 5 persons (9)	819,584	19.7%

* Represents beneficial ownership of less than 1%

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

(4) Based on information contained in a Statement on Schedule 13G filed by Baupost Group, LLC on February 13, 2007. The Baupost Group, L.L.C. (“Baupost”) is a registered investment adviser. SAK Corporation is the Manager of Baupost. Seth A. Klarman, as the sole Director of SAK Corporation and a controlling person of Baupost, may be deemed to have beneficial ownership under Section 13(d) of the securities beneficially owned by Baupost.

(5) Based on information contained in a Statement on Schedule 13G/A filed by Millenco LLC., Millennium Management, L.L.C., (“Millennium Management”), is the manager of Millenco, and consequently may be deemed to have voting control and investment discretion over securities owned by Millenco. Israel A. Englander (“Mr. Englander”) is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management.

(6) Based on information contained in a Statement on Schedule 13G filed by Pacific Assets Management, LLC (“PAM”) on February 14, 2008. PAM is the investment advisor to JMG Triton Offshore Fund, Ltd. (the “Fund”) and consequently may be deemed to have voting control and investment discretion over securities owned by the Fund. Pacific Capital Management, Inc. “(PCM”) is a member of PAM. Jonathan M. Glaser, Daniel Albert David and Roger Richter are control persons of PCM and PAM. As a result, Messrs. Glaser, David and Richter may be deemed to be beneficial owners of any shares deemed to be beneficially owned by PCM and PAM.

(7) Based on information contained in a Statement on Schedule 13D filed by Hummingbird Management LLC. (“Hummingbird”). Hummingbird acts as investment manager to the Hummingbird Value fund, L.P. (“HVF”) and to the Hummingbird Microcap Value Fund, LP (“Microcap”) and has the sole investment discretion and voting authority with respect to the securities owned of record by each. The managing member of Hummingbird is Paul Sonkin. Mr. Sonkin is also the managing member of Hummingbird Capital, LLC, the general partner of each of HVF and Microcap and consequently may be deemed to have voting control and investment discretion over securities owned by each.

(8) Based on information contained in a statement on Schedule 13G filed by Hudson Bay Capital Management, L.P. Includes 84,360 shares of common stock beneficially held by Hudson Bay Fund, L.P., 137,640 shares of common stock beneficially held by Hudson Bay Overseas Fund, Ltd. and 222,000 shares of common stock beneficially held by Hudson Capital Management, L.P. Hudson Capital Management, L.P. (the “Investment Manager”) is the investment manager for each of Hudson Bay Fund, L.P. and Hudson Bay Overseas Fund, Ltd. Sander Gerber, Yoav Roth and John Doscas are control persons of the Investment Manager and may be deemed to be beneficial owners of shares deemed to be beneficially owned by the Investment Manager.

(9) Does not include the issuance of up to 427,000 shares of our common stock upon exercise of warrants which may be awarded upon the achievement of certain price targets.

(10) Mr Engel also holds warrants to purchase 166,668 shares of our common stock at an exercise price of $5.00 per share.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Audit Fees

During the years ended December 31, 2007 and 2006 the fees for our principal accountant were $130,973 and $92,500, respectively, in connection with our initial public offering, our audits (financial statements included in the Form 10KSB and Current Reports on Form 8-K filed with the Securities and Exchange Commission and the reviews of our Quarterly Report on Form 10-QSB for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 and the Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed as of November 13, 2007.

Audit Related Fees

During the years ended December 31, 2007 and 2006 our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the years ended December 31, 2007 and 2006 our principal accountant rendered services to us for tax compliance, tax advice and tax planning of $3,624.00 and $3,500.00 respectively.

All Other Fees

During the years ended December 31, 2007 and 2006 there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. Our Board of Directors approved the engagement of Marcum & Kleigman LLP as our independent registered public accounting firm.

PART III

Item 15. Exhibits

Exhibit No.	Description
1.1	Form of Underwriting Agreement (2)

3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Certificate of Incorporation, as amended (2)

3.3	Amended and Restated Certificate of Incorporation, as amended. (3)

3.4	Amended and Restated Certificate of Incorporation (5)

3.5	By-laws. (1)

4.1	Specimen Unit Certificate.(1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate.(1)

4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant. (2)

10.1.1	Letter Agreement among the Registrant, Maxim Group LLC and Peter H. Engel. (5)

10.1.2	Letter Agreement among the Registrant, Maxim Group LLC and Howard Cohl. (5)

10.1.3	Letter Agreement among the Registrant, Maxim Group LLC and Peter Dombrowski.(5)

10.1.4	Letter Agreement among the Registrant, Maxim Group LLC and Michael Arthur. (5)

10.1.5	Letter Agreement among the Registrant, Maxim Group LLC and Marc E. Jaffe. (5)

10.1.6	Form of Letter Agreement among the Registrant, Maxim Group LLC and Fred Tarter. (5)

10.2	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant. (6)

10.3	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders. (2)

10.4	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)

10.5	Lease/Office Services Agreement dated August 12, 2005 by and among the Registrant and Silverback Books, Inc., as amended.(2)

10.6.1	Promissory Note, dated August 12, 2005, issued to Howard Cohl in the amount of $15,000, as amended. (2)

10.6.2	Promissory Note, dated August 12, 2005, issued to American Consulting Corp. in the amount of $220,000, as amended. (2)

10.7	Form of Unit Option Purchase Agreement between the Registrant and Maxim Group LLC.(2)

10.8	Placement Unit Agreement among the Registrant, Maxim Group LLC and certain stockholders.(2)

10.9	Form of Additional Warrant Issuance Side Letter between the Registrant and the Initial Stockholders.(2)

10.10	Agreement and Plan of Merger by and among Affinity Media International Corp., Affinity Acquisition Subsidiary Corp. and Hotels at Home, Inc. dated July 24, 2007 (7)

10.11	Amendment to the Agreement and Plan of Merger by and among Affinity Media International Corp., Affinity Acquisition Subsidiary Corp. and Hotels at Home, Inc. dated January 14, 2008 (8)

14	Code of Ethics (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification *

31.2	Rule 13a-14(a)/15d-14(a) Certification *

32.1	Section 1350 Certification *

32.2	Section 1350 Certification *

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

(7) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2007

(8) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008	Affinity Media International Corp.

	By:	/s/ Peter H. Engel
Peter H. Engel Chairman, Chief Executive Officer and Treasurer (principal executive officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter H. Engel	Chairman, chief executive officer and treasurer (Principal Executive Officer)	March 31, 2008
Peter H. Engel

/s/ Howard Cohl	President, secretary and director (Principal Financial & Accounting Officer)	March 31, 2008
Howard Cohl

/s/ Peter Dombrowski	Chief operating officer and director	March 31, 2008
Peter Dombrowski

/S/ Michael Arthur	Director	March 31, 2008
Michael Arthur

/s/ Marc E. Jaffe	Director	March 31, 2008
Marc E. Jaffe