Form 10-Q
period 2008-03-31
Affinity Media International Corp.,
filed 2008-05-15
CIK 1336654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

The number of shares outstanding of each of the issuer's classes of common equity: As of May 14, 2008: 4,162,500 shares of common stock, par value $.0001 per share, were issued and outstanding.

AFFINITY MEDIA INTERNATIONAL CORP
FORM 10-Q
INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.
Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	1
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008, 2007 and for the Period from August 12, 2005 (Inception) through March 31, 2008 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008, 2007 and for the period from August 12, 2005 (Inception) through March 31, 2008 (Unaudited)	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	23

ITEM 4T.Controls and Procedures.	23

PART II	24

OTHER INFORMATION

ITEM 1. Legal Proceedings.	24

ITEM 1A.Risk Factors.	24

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	24

ITEM 3. Defaults Upon Senior Securities.	24

ITEM 4. Submission of Matters to a Vote of Security Holders.	24

ITEM 5. Other Information.	24

ITEM 6. Exhibits.	25

Signatures.	26

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,767	$43,655
Cash and cash equivalents held in trust	-	88,987
Interest receivable	-	78,862
Prepaid expenses	11,550	13,393
Income taxes receivable	35,599	-
Total Current Assets	85,916	224,897

Cash and cash equivalents held in trust	18,075,283	18,131,250
Cash and cash equivalents held in trust - restricted	843,750	843,750
Interest receivable	54,742	-
Deferred acquisition costs	612,539	426,598
Total Assets	$19,672,230	$19,626,495

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$544,069	$351,727
Total Current Liabilities	544,069	351,727

Other liabilities (Note 1)	843,750	843,750
Total Liabilities	1,387,819	1,195,477

Common stock subject to possible conversion, 862,097 shares at conversion value	4,959,226	4,959,226

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.0001 par value; 15,000,000 shares authorized; 4,162,500 shares issued and outstanding, (which includes 862,097 shares subject to possible conversion)	330	330
Additional paid-in capital	13,367,304	13,367,304
(Deficit) earnings accumulated during the development stage	(42,449)	104,158
Total Stockholders’ Equity	13,325,185	13,471,792
Total Liabilities and Stockholders’ Equity	$19,672,230	$19,626,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the period from August 12, 2005 (Inception) through March 31, 2008
OPERATING EXPENSES

Administrative cost allowance - related party	$22,500	$22,500	$165,000
Marketing, general and administrative expenses	357,941	207,452	1,581,816

Total operating expenses	380,441	229,952	1,746,816

OTHER INCOME

Interest income	185,981	246,714	1,724,297

Total other income	185,981	246,714	1,724,297

(Loss) income before income taxes	(194,460)	16,762	(22,519)
(Benefit) provision for income taxes	(47,853)	6,705	19,930

NET LOSS (INCOME)	$(146,607)	$10,057	$(42,449)

Loss per share:
Basic and Diluted	$(0.04)	$-

Weighted average shares outstanding:
Basic and Diluted	3,300,403	3,300,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the period from August 12, 2005 (Inception) through March 31, 2008
Cash Flows From Operating Activities
Net (loss) income	$(146,607)	$10,057	$(42,449)
Changes in operating assets and liabilities:
Prepaid expenses	1,843	6,740	(11,550)
Income tax refund receivable	(35,599)	-	(35,599)
Interest receivable	24,120	(484)	(54,742)
Accounts payable and accrued expenses	127,859	51,013	252,380
Net cash (used in) provided by operating activities	(28,384)	67,326	108,040

Cash Flows From Investing Activities
Payments for deferred acquisition costs	(121,458)	-	(320,850)
Cash and cash equivalents held in trust fund	144,954	(120,915)	(18,075,283)
Cash and cash equivalents held in trust fund - restricted	-	-	(843,750)
Net cash provided by (used in) investing activities	23,496	(120,915)	(19,239,883)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-	25,000
Proceeds from notes payable-related party	-	-	235,000
Net proceeds of private offering	-	-	1,365,000
Gross proceeds of public offering	-	-	18,975,000
Payments of costs of public and private offering and deferred offering costs	-	-	(1,134,490)
Repayment of advance from founding stockholder	-	-	(60,000)
Repayment of notes payable - related party	-	-	(235,000)
Proceeds from issuance of option	-	-	100
Net cash provided by financing activities	-	-	19,170,610

Net Increase (Decrease) in Cash and Cash Equivalents	(4,888)	(53,589)	38,767

Cash and Cash Equivalents - Beginning of the Period	43,655	88,877	-

Cash and Cash Equivalents - End of the Period	$38,767	$35,288	$38,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the period from August 12, 2005 (Inception) through March 31, 2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$30,050	$49,489

Non-Cash Financing Activities:
Deferred offering cost advanced from founding stockholders	$-	$-	$60,000

Accrual of other current liability for offering costs	$-	$-	$843,750

Deferred acquisition costs accrued and deferred	$64,483	$-	$291,689

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

On July 23, 2007, Affinity formed Affinity Acquisition Subsidiary Corp. (“Affinity Subsidiary”), a Delaware Corporation, for the purpose of effecting a business combination with Hotels at Home, Inc. Affinity and Affinity Subsidiary are collectively referred to as the “Company”. See Note 9 – Merger Agreement for a discussion of a definitive agreement and plan of merger entered into on July 24, 2007 and amended on January 14, 2008. See Note 10 – Subsequent Event, Second Amendment to the Merger Agreement, dated May 7, 2008, for a discussion of the definitive agreement and plan of merger.

At March 31, 2008, the Company had not yet commenced any operations. All activity through March 31, 2008 relates to the Company’s formation, completion of the Public Offering described below and the identification and qualification of a suitable Business Combination, as defined below. Affinity has selected December 31 as its year end.

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

Substantially, all of the net proceeds of the Public Offering and the Private Placement are intended to be applied toward consummating a business combination with an operating business or businesses in the publishing industry (“Business Combination”). Pursuant to the Company’s amended and restated Certificate of Incorporation, the Company’s initial Business Combination must be with a business or businesses having a collective fair market value, as determined by the board of directors of the Company, equal to at least 80% of the Company’s net assets at the time of such acquisition. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $18,900,750 of the net proceeds from the Public Offering and Private Placement, was placed in a trust account (“Trust Account”) and invested in government securities or certain money market funds to be held in the trust account until the earlier of the consummation of the Company’s first Business Combination or the Company’s dissolution and liquidation of the Trust Account to the Company’s Public Stockholders (as defined below) as part of any plan of dissolution and liquidation approved by a majority of the Company’s stockholders. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The Company's Chairman and certain of its officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that the Chairman and certain of the Company’s officers will be able to satisfy those obligations. The remaining proceeds, not held in trust, may be used to pay for business, legal and accounting expenses, expenses which may be incurred related to the investigation and selection of a target business, the negotiation of an agreement to acquire a target business, and for continuing general and administrative expenses.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - Organization, Business and Operations, continued

The Company, after signing a definitive agreement for the acquisition of a target business or businesses, will submit such transaction for stockholder approval. All of the Company’s stockholders prior to the Public Offering and the Private Placement, including all of the officers and directors of the Company (“Founding Stockholders”), have agreed to vote their founding shares of Common Stock, par value $.0001 (“Common Stock”) consisting of 750,000 shares owned at March 31, 2008, in accordance with the vote of the majority interest of the Public Stockholders (see below) of the Company with respect to any Business Combination. One of the Founding Stockholders and two non-affiliated accredited investors have agreed that the shares of Common Stock they acquired through the Private Placement prior to the Public Offering, consisting of 250,000 shares of Common Stock and any other shares acquired in the aftermarket, will be voted in favor of a Business Combination approved by the Board. The Company will proceed with a Business Combination only if a majority of the shares of Common Stock included in the units sold in the Public Offering and the Private Placement and cast at the meeting are voted in favor of the Business Combination, and Public Stockholders (see below) owning 27.26% or a lesser amount of the shares issued in the Public Offering exercise their conversion rights, as described below, and provided further, that the board of directors and officers of the Company may, in the exercise of their business judgment, stipulate any percentage lower than 27.26% as a condition to the closing of a Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

The Company’s amended and restated certificate of incorporation (“Certificate of Incorporation”) filed on May 23, 2006 provides for mandatory liquidation of the Trust Account to the Company’s Public Stockholders in connection with a dissolution approved by a majority of the Company’s stockholders in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering upon the satisfaction of certain extension criteria (which has been satisfied). This condition raises substantial doubt as to the Company’s ability to continue as a going concern (See Note 3 for managements’ plans). All of the Company’s Founding Stockholders and the stockholders who acquired shares of Common Stock in the Private Placement have agreed if the Company does not consummate a business combination they will vote such shares and any shares of Common Stock acquired in the Public Offering or in the aftermarket in favor of a plan of dissolution and liquidation. In the event of the liquidation of the Trust Account in connection with the Company’s dissolution approved by a majority of the Company’s stockholders, the per share value of the residual assets remaining available for distribution (including Trust Fund assets) is expected to be equal to the initial public offering price of the units in the Public Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Public Offering discussed in Note 5).

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

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. In the opinion of the Company’s management, such statements include all adjustments consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2008 and the results of operations and cash flows for the periods indicated. Accordingly, they do not include all of the information and disclosures required for annual financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accounting policies used in preparing these unaudited condensed consolidated financial statements are materially consistent with those described in the audited December 31, 2007 financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s audited financial statements filed on Form 10-K as of and for the year ended December 31, 2007, and for the period from August 12, 2005 (Inception) through December 31, 2007.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008 or any other interim period.

NOTE 3 - Going Concern and Management Plans

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

There can be no assurance that the Business Combination discussed in Note 9 and Note 10 will be consummated. Should this Business Combination not be consummated by June 9, 2008, the Company would be required to return the funds held in trust to holders of shares issued in the Public Offering described in Note 5, as a mandatory liquidating distribution, pursuant to a plan of dissolution and liquidation approved by the stockholders. See Note 9 for a discussion of the Company’s Agreement and Plan of Merger with Hotels and Note 10 for a discussion of the May 7, 2008 Second Amendment of such agreement.

NOTE 4 - Summary of Significant Accounting Policies

Concentrations of Credit Risk – Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with various financial institutions, which may exceed insured limits throughout the period. At March 31, 2008 the Company had cash balances in excess of the maximum amount insured. The Company mitigates its risk by depositing its cash and cash equivalents with major financial institutions.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 - Summary of Significant Accounting Policies, continued

Income Taxes

The Company recorded a (benefit) provision for income taxes of ($47,853) and $6,705 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, the Company has $35,599 of federal income taxes receivable, on account of the federal net operating loss (“NOL”) carryback and $6,040 of state income tax payable included in accounts payable and accrued expenses in the accompanying financial statements. At December 31, 2007, accrued income taxes of $18,294 have been included in accounts payable and accrued expenses in the accompanying financial statements.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The effective tax rate for the three months ended March 31, 2008 differs from the statutory rate of 34% due primarily to the affects of California state income taxes, the increase in the valuation allowance for the state net operating loss carryover, the effect of graduated income tax rates, permanent differences and other differences. The effective tax rate for the three months ended March 31, 2007 differs from the statutory rate of 34% due primarily to the effects of California state income taxes.

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

Management has evaluated and concluded that there were no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax period August 12 (inception) to December 31, 2005 and for the years ended December 31, 2006 and 2007, the tax years which remain subject to examination for Federal and California State purposes as of March 31, 2008. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as marketing general and administrative expenses. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Deferred Acquisition Costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 - Business Combinations (“SFAS 141”), the Company records costs incurred for accounting, legal, investigations and appraisals related to the acquisitions of targeted businesses as deferred acquisition costs. The disposition of these costs will be determined upon consummation of the related acquisition. Through March 31, 2008, the Company has recorded $612,539 of such deferred acquisition costs in connection with the proposed business combination described more fully in Note 9.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 - Summary of Significant Accounting Policies, continued

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Common shares subject to possible conversion totaling up to 862,097 have been excluded from the calculation of Basic EPS since such shares if redeemed, only participate in their pro-rata share of the trust fund up to a maximum amount of $6.00 per share. The exercise of 6,825,000 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note 5 are contingent upon the occurrence of future events, and therefore, are not included in the calculation of diluted earnings per share in accordance with SFAS No. 128. The effect of the 427,000 Incentive Warrants (not yet issued), as described in Note 5 has not been considered in the diluted earnings per share calculation since they are contingently issuable. The effect of the 192,500 shares of common stock and 385,000 Warrants in connection with the Unit Purchase Option as described in Note 5 have not been considered in the diluted earnings per share calculation since the Unit Purchase Option is contingently exercisable.

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

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 ("SFAS 157"), “Fair Value Measurements” for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board ("FASB") having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. There was no impact to the Company’s condensed consolidated financial statements upon the adoption of SFAS 157. On February 12, 2008, the FASB issued FASB staff position No. FAS 157-2, "Effective Date of FASB Statement 157" which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008.  The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009. Currently, the Company does not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159 ("SFAS 159"), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value and accordingly, the adoption of SFAS 159 did not have an impact on the Company’s condensed consolidated financial statements.

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

Prior to the Public Offering, one of the Founding Stockholders and two non-affiliated accredited investors purchased from the Company in the Private Placement, an aggregate of 250,000 Units at $6.00 per Unit, for a total of $1,500,000. These Units consist of the same Common Stock and Warrants as offered by the Company in the Public Offering. The shares and Warrants comprising the Private Placement units may not be sold, assigned or transferred until after the Company consummates a Business Combination. Thereafter, under certain conditions, the shares held by the Founding Stockholders, including the shares acquired through the Private Placement by one of the Founding Stockholders and two non-affiliated accredited investors, include certain piggyback and other registration rights that may be demanded by those stockholders. The Company is required to use its best efforts to cause the registration of the 250,000 shares of Common Stock underlying these Units and the 500,000 shares of Common Stock underlying the Warrants included in these Units to be effective and to maintain such effectiveness. However, the agreement does not provide for liquidating damages in the event that the Company is unable to cause or maintain such effectiveness. See Note 10 – Subsequent Event, for a discussion of the Second Amendment whereby stockholders have agreed to forfeit 83,334 of these shares.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 - Public Offering and Private Placement, continued

Pursuant to an agreement with the Company, if at any time within five years of a Business Combination, the Company’s publicly-traded Common Stock reaches a volume weighted average trading price of $6.60 per share for each day during any five (5) day period, the Company’s Chief Executive Officer, President and Chief Operating Officer, so long as they are either an officer, employee or consultant to the Company, will be granted warrants (“Incentive Warrants”) allowing them to purchase 200,000 shares, in the aggregate, of the Company’s Common Stock at an exercise price of $.10 per share.  If, at any time within five years of a Business Combination, the Company’s publicly-traded Common Stock reaches a volume weighted average trading price of $7.20 per share for each day during any five day period these same officers, so long as they are either an officer, employee or consultant to the Company, will be granted Incentive Warrants allowing them to purchase an additional 227,000 shares, in the aggregate, of the Company’s Common Stock at an exercise price of $.10 per share.  All such Incentive Warrants will be exercisable for a period of five years from the date on which they are granted. If such shares are issued upon the exercise of these Incentive Warrants, the holders will have demand and “piggy-back” registration rights with respect to these 427,000 shares at any time after the Company consummates a business combination. The demand registration may be exercised by the holders of a majority of such shares. The Company is required to use its best efforts to cause the registration of 427,000 shares of Common Stock underlying these Incentive Warrants to be effective and to maintain such effectiveness. However, the agreement does not provide for liquidating damages in the event that the Company is unable to cause or maintain such effectiveness. See Note 10 – Subsequent Event for discussion of a material change to the terms of this agreement.

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

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 - Common Stock

The Company was originally authorized to issue 50,000,000 shares of Common Stock. On March 30, 2006, the Company’s Board of Directors reduced to 15,000,000 the number of shares of Common Stock that the Company is authorized to issue. On August 12, 2005, the Company issued 750,000 shares (as restated for the stock dividend during February 2006) for $25,000 in cash, or approximately $0.03 per share. The holders of the majority of these shares will be entitled to require the Company, on up to two occasions, to register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which is not before June 9, 2009, and have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company is required to use its best efforts to cause the registration of such shares to be effective and to maintain such effectiveness. However, the agreements do not provide for liquidating damages in the event that the Company is unable to cause or maintain such effectiveness. See Note 10 – Subsequent Event, for a discussion of the Second Amendment whereby stockholders have agreed to forfeit 541,666 of these shares.

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

On January 3, 2007, as amended on January 9, 2008, the Company signed an agreement with Maxim Group LLC to provide merger and acquisition advisory services to the Company. This agreement will terminate upon the consummation of a merger or acquisition transaction as described within the agreement (the “Close”), unless earlier terminated or extended to another date mutually agreed to in writing. In consideration of its performance of these advisory services, the Company shall pay at the Close a cash fee equal to $100,000 (the “Fee”) and the equivalent of $100,000 in shares of common stock of the Company based on the 10-day volume weighted average price of such common stock prior to the date of the Close (the “Financial Advisor Common Stock”). Should the Close not occur, Maxim Group LLC shall not be entitled to receive the Fee or the Financial Advisor Common Stock. The Company recognizes that the fees contemplated by this agreement are separate from the Company’s obligations to Maxim Group LLC under the underwriting agreement dated June 5, 2006 between Maxim Group LLC and the Company. See Note 10 – Subsequent Event for discussion of a material change to the terms of this agreement.

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

On July 9, 2007, the Company signed an agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) engaging them to prepare a fairness opinion regarding the potential acquisition of Hotels (See Note 8 – Merger Agreement). The Ladenburg fee in connection with this engagement was $75,000 of which $25,000 was paid on July 11, 2007 and $50,000 was paid on October 29, 2007. On January 10, 2008, the Company engaged Ladenburg to prepare an updated fairness opinion to reflect the amendment to the Merger Agreement, at a cost of $37,500, of which $18,750 was paid upon the execution of the agreement and the remainder was paid on February 7, 2008.

On July 24, 2007, the Company entered into an Agreement and Plan of Merger with Hotels at Home, Inc. On January 14, 2008, the Company entered into an Amendment to the Agreement and Plan of Merger with Hotels at Home, Inc (See Note 9 and Note 10).

On February 1, 2008, the Company entered into an agreement with CEOcast, Inc. to render investor relations services to the Company. The term of the agreement is effective for a three-month period. The CEOcast, Inc. fee is $30,000 of which $10,000 was paid upon signing of the agreement representing the first month’s payment and an additional $10,000 to be paid on or before the 1st day of each month during the term of the agreement. In the event that the shareholders vote to approve the terms of a “merger or acquisition”, the Company will pay CEOcast, Inc. an additional fee of $15,000.

NOTE 9 – Merger Agreement

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

NOTE 9 – Merger Agreement, continued

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

NOTE 9 – Merger Agreement, continued

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

Upon the consummation of the proposed merger with Hotels, the Company was obligated to pay a success fee in cash and stock in the amount of $400,000 to PFK Development Group and a fee in the amount of $200,000 to Maxim.

See Note 10 - Subsequent Event, for a discussion of the Second Amendment for a material change to the Merger Agreement.

Affinity Media International Corp. and Subsidiary
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10 – Subsequent Event

Second Amendment to Merger Agreement

As discussed in Note 9, on July 24, 2007, as amended on January 14, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hotels at Home, Inc., a Delaware corporation (“Hotels”), pursuant to which Hotels will merge into Affinity Subsidiary and Hotels will become a wholly-owned subsidiary of the Company.

On May 7, 2008, Affinity, Affinity Subsidiary and Hotels entered into a second amendment to the Merger Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the stock consideration payable to the Hotels stockholders at the closing of the Merger has been reduced to 2,281,571 (“Stock Consideration”) shares of Affinity common stock. The parties also agreed to reduce the cash consideration payable to the Hotels stockholders from $16 million to $15 million. In addition, the parties agreed to amend the earn-out provision to increase the net income levels and to make available in the aggregate an additional 750,000 earn-out shares. The Second Amendment also provides for pro-rata earnings of the earn-out shares under certain circumstances.

Pursuant to the Second Amendment, certain of the founding stockholders of Affinity and participants in the Private Placement prior to the Public Offering, have agreed to forfeit 625,000 shares of Affinity common stock, consisting of 541,666 shares forfeited by the Founding Stockholders and 83,334 shares forfeited by two non-affiliated accredited investors.

Affinity has also agreed to issue a one-time special cash and stock distribution to stockholders of record as of June16, 2008, provided the Merger is approved, as follows:

A. 800,000 shares of Affinity common stock will be distributed, pro-rata (the “Stock Distribution”); provided, however, that the Hotels Stockholders waived, and are not entitled to, the Stock Distribution with respect to the stock consideration; and

B. $2.6 million in cash will be distributed pro-rata (the “Cash Distribution”); provided, however, that the Cash Distribution will not be distributed with respect to the 750,000 shares held by the founding stockholders of Affinity and the Stock Consideration.

Affinity has also agreed, if the merger is approved, to extend the date upon which the warrants issued in the Public Offering, as discussed in Note 5, expire by one year, to June 4, 2011.

The underwriter in the Public Offering has agreed to take $400,000 of its contingent underwriting compensation cash fee in shares of Affinity common stock at a price per share of $5.70, or 70,175 shares (See Note 7).

The terms of the incentive warrants were modified to lower from $6.60 to $4.60 the volume weighted average trading price per share upon which the Company will grant warrants allowing for the purchase of an aggregate of 200,000 shares of the Company’s common stock for $.10 per share. The terms of the incentive warrants were also modified to lower from $7.20 to $5.60 the volume weighted average trading price per share upon which the Company will grant warrants allowing for the purchase of an aggregate of 227,000 shares of the Company’s common stock for $.10 per share. All such warrants will be exercisable for a period of five years from the date on which they are granted (See Note 5).

PFK, an advisor of Affinity, has agreed to waive any and all of its fees, including stock fees to which it is entitled, upon the consummation of a business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion together with the financial statements and related notes appearing elsewhere in this Report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth in our Form 10-K for the year ended December 31, 2007, (“10-K”) and Item 2 of Part II under the heading "Cautionary Statement for Forward Looking Statements", discussed elsewhere in this Report.

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

Planned Merger

On July 24, 2007 as amended on January 14, 2008 and May 7, 2008, we entered into an agreement and plan of merger with Hotels At Home, Inc. (“Hotels”), an industry leading publisher of in-room retail catalogs and hotel-branded e-commerce Web sites for luxury hotels and resorts worldwide. Hotels’ catalogs and Web sites allow hotel guests to purchase items they have enjoyed during their stays, such as pillows, linens, robes, beds, and more. Hotels is a privately held company, headquartered in Fairfield, New Jersey with subsidiaries located in Fairfield, New Jersey and Paris, France. A more complete description of the transactions described above, including exhibits related thereto such as the Merger Agreement, is included in a Form 8-K filed on July 20, 2007, a Form 8K/A filed on July 27, 2007, a Form 8K/A filed January 14, 2008 and a Form 8-K filed on May 7, 2008.

Results of Operations
For the three months ended March 31, 2008 and 2007, we had net (loss) income of ($146,607), and $10,057, respectively. The net loss for the three months ended March 31, 2008 was attributable primarily to interest income of $185,981, offset by marketing, general and administrative expenses of $380,441. The net income for the three months ended March 31, 2007 is attributable primarily to interest income of $246,714, offset by marketing, general and administrative expenses of $229,952.

Liquidity and Capital Resources

For the three months ended March 31, 2008, our net cash used in operating activities was $28,384, attributable primarily to net loss of ($146,607) and an increase in accounts payable and accrued expenses of $127,859. Our net cash provided by investing activities was $23,496 and consisted of payments for deferred acquisition costs of $121,458, interest received on trust assets of $210,101, less transfers of trust assets of $355,055 to cash. For the three months ended March 31, 2007, net cash provided by operating activities was $67,326, and consisted of net income of $10,057 and an increase of $51,013 in accounts payable and accrued expenses.

The Company’s Founding Stockholders and stockholders who have purchased units in the private placement, are entitled to require the Company to register the resale of their shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before three years from the date of the public offering. If such existing stockholders exercise their registration rights with respect to all of their shares of common stock consisting of 208,334 Founding Stockholders shares; 166,666 shares and 500,000 shares issuable upon exercise of warrants convertible into shares of common stock issued in the private placement; and up to 427,000 warrants that may be issued to Founding Stockholders upon meeting certain price targets for our common stock; then there will be an additional 1,302,000 shares of common stock eligible for trading in the public market after forfeiting of shares pursuant to the Second Amendment to the Merger Agreement and the Company will bear the costs of registering such securities. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of the Company’s common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders or the target business may be discouraged from entering into a business combination with the Company or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

In evaluating a prospective target business, the Company has considered, among other factors, the financial condition and results of operation; growth potential; experience and skill of management; availability of additional personnel; capital requirements; competitive position; barriers to entry into other industries; stage of development of the products, processes or services; degree of current or potential market acceptance of the products, processes or services; proprietary features and degree of intellectual property or other protection of the products, processes or services; regulatory environment of the industry; and costs associated with effecting the business combination. There are no assurances the Company will be able to successfully effect the business combination.

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

We have estimated that the costs to identify and research prospective target businesses and the costs related to the business combination, including legal and accounting expenses to structure the transaction, prepare the transaction documents and file the related proxy statement, will be approximately $600,000. Only $78,000 of the net proceeds were initially allocated at the time of the initial public offering for such purposes and we intend to fund the balance ($522,000), as well as amounts that may exceed our current estimates, from the interest earned on the proceeds being held in the trust account, less interest earned and retained in the trust account to ensure a $6.00 per share liquidation price to public stockholders (if applicable). We expect that due diligence of prospective target businesses will be performed by some or all of our officers and directors, and may include engaging market research firms and/or third party consultants. Our officers and directors will not receive any compensation for their due diligence of prospective target businesses, but will be reimbursed for any out-of-pocket expenses (such as travel expenses) incurred in connection with such due diligence activities.

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

As set forth in the Company's prospectus related to its initial public offering and pursuant to the Investment Management Trust Agreement dated June 9, 2006 with American Stock Transfer & Trust Company, we are entitled to use in connection with consummating a business combination the interest earned on the trust account in excess of the amount necessary to allow for a $6.00 per share liquidation price to our public stockholders in the event we liquidate, or $18,975,000 in the aggregate (the "Required Trust Balance"). As of March 31, 2008, there was $18,973,775 held in trust, which is approximately $1,200 less than the Required Trust Balance. As of the date of the filing of this quarterly report, there was approximately $18,950,000 held in trust, which is approximately $25,000 less than the Required Trust Balance. We estimate that as of May 31, 2008, there will be $18,975,000 held in trust, which will satisfy the Required Trust Balance.

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

 On February 1, 2008, the Company entered into an agreement with CEOcast, Inc. to render Investor Relations services to the Company. The term of the agreement is effective for a three-month period. The CEOcast, Inc. fee in connection to this agreement is $30,000 of which $10,000 was paid upon signing of the agreement representing the first month’s payment and an additional $10,000 to be paid on or before the 1st day of each month during the term of the agreement. In the event that the shareholders vote to approve the terms of a “merger or acquisition”, the Company will pay CEOcast, Inc. an additional fee of $15,000. The Company shall also pay CEOcast, Inc. expenses of which shall not incur more than $500 in expenses without the express consent of the Company.

In connection with the second amendment to the Merger Agreement with Hotels, Maxim Group has agreed to accept $400,000 of its contingent fee in shares of Affinity common stock at a price of $5.70 per share, or 70,175 shares, providing the Merger is approved.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in our annual report on Form 10-KSB. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, or its equivalent, and the Audit Committee of the Board of Directors, or its equivalent, has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the audited financial statements for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157 ("SFAS 157"), “Fair Value Measurements” for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board ("FASB") having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. There was no impact to our condensed consolidated financial statements upon adoption of SFAS 157. On February 12, 2008, the FASB issued FASB staff position No. FAS 157-2, "Effective Date of FASB Statement 157" which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008.  We are required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009. Currently, we do not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159 ("SFAS 159"), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value and accordingly, the adoption of SFAS 159 did not have an impact on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

 As of March 31, 2008, there were no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

Item 4T. Controls and Procedures.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2008, our Chief Executive Officer and President, have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act.

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

As a result of the material weaknesses identified above, our Chief Executive Officer and President have concluded that the design and operation of our disclosure controls and procedures and our internal controls and procedures are not effective as of March 31, 2008.

There has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting during the most recently completed fiscal quarter.

 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending against us.

Item 1A. Risk Factors

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
______________________
Footnotes:

(1)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008	Affinity Media International Corp.

	By:	/s/ Peter H. Engel
Peter H. Engel Chairman, Chief Executive Officer and Treasurer (Principal executive officer)

	By:	/s/ Howard Cohl
Howard Cohl President, Treasurer and Director (Principal financial and accounting officer)